Form 10-Q
period 1994-01-08
FOOD 4 LESS SUPERMARKETS INC
filed 1994-02-22
CIK 835676

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

                          ---------

                          FORM 10-Q

                      QUARTERLY REPORT
                UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                          ---------


 FOR QUARTER ENDED                       COMMISSION FILE NUMBER
 JANUARY 8, 1994                                33-31152


               FOOD 4 LESS SUPERMARKETS, INC.
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                       95-4222386
(STATE OR OTHER JURISDICTION OF              (I.R.S EMPLOYER
INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)



777 SOUTH HARBOR BOULEVARD
LA HABRA, CALIFORNIA                              90631
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                       (714) 738-2000
    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HWS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.  YES   X    NO      .
                           -----     -----

     AT FEBRUARY 21, 1994, THERE WERE 1,503,676 SHARES OF COMMON STOCK OUTSTANDING. AS OF SUCH DATE, NONE OF THE OUTATANDING SHARES OF COMMON STOCK WAS HELD BY PERSONS OTHER THAN AFFILIATES AND EMPLOYEES OF THE REGISTRANT, AND THERE WAS NO PUBLIC MARKET FOR THE COMMON STOCK.

                        FOOD 4 LESS SUPERMARKETS, INC.

                                   INDEX


                                                                                                                             Page

PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated balance sheets as of
                         January 8, 1994 and June 26, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

                      Consolidated statements of operations for
                         the 16 weeks ended January 8, 1994 and
                         January 9, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

                      Consolidated statements of operations for
                         the 28 weeks ended January 8, 1994 and
                         January 9, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                      Consolidated statements of cash flows for
                         the 28 weeks ended January 8, 1994 and
                         January 9, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

                      Consolidated statements of stockholder's
                         equity as of January 8, 1994 and
                         June 26, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8

                      Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . .         9


Item 2.               Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .        11


PART II.              OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

                      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                        PART I.  FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

                          FOOD 4 LESS SUPERMARKETS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           January 8,             June 26,
                                 ASSETS                                                      1994                   1993
                                                                                           ---------              ---------
                                                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                              $ 29,792              $ 25,089
     Trade receivables, less allowances of $887
           and $1,919 at January 8, 1994 and
           June 26, 1993, respectively                                                        24,856                22,048
     Notes and other receivables                                                               5,734                 1,278
     Inventories                                                                             207,573               191,467
     Patronage receivables from suppliers                                                      4,984                 2,680
     Prepaid expenses and other                                                                8,709                 6,011
                                                                                             -------               -------
           Total current assets                                                              281,648               248,573

INVESTMENTS IN AND NOTES RECEIVABLE FROM
     SUPPLIER COOPERATIVES:
     A. W. G.                                                                                  6,693                 6,693
     Certified and Others                                                                      6,541                 6,657

PROPERTY AND EQUIPMENT:
     Land                                                                                     23,488                23,912
     Buildings                                                                                12,837                12,827
     Leasehold improvements                                                                   86,691                81,049
     Store equipment and fixtures                                                            128,046               129,178
     Transportation equipment                                                                 32,132                31,758
     Construction in progress                                                                  3,373                   757
     Leased property under capital leases                                                     75,715                77,553
     Leasehold interests                                                                      93,613                93,863
                                                                                             -------               -------
                                                                                             455,895               450,897
     Less:  Accumulated depreciation and amortization                                        114,908                96,948
                                                                                             -------               -------
           Net property and equipment                                                        340,987               353,949

OTHER ASSETS:
     Deferred financing costs, less accumulated
           amortization of $14,559 and $11,611 at
           January 8, 1994 and June 26, 1993,
           respectively                                                                       31,041                33,778
     Goodwill, less accumulated amortization
           of $30,386 and $26,254 at
           January 8, 1994 and June 26, 1993,
           respectively                                                                      276,763               280,895
     Other, net                                                                               25,903                27,295
                                                                                            --------              --------
                                                                                            $969,576              $957,840
                                                                                             =======               =======








            The accompanying notes are an integral part of these
                         consolidated balance sheets.

                        FOOD 4 LESS SUPERMARKETS, INC.
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           January 8,             June 26,
            LIABILITIES AND STOCKHOLDER'S EQUITY                                              1994                  1993
                                                                                            --------              --------
                                                                                           (unaudited)
CURRENT LIABILITIES:
     Accounts payable                                                                       $165,822              $140,468
     Accrued payroll and related liabilities                                                  38,706                40,319
     Accrued interest                                                                          6,754                 5,293
     Other accrued liabilities                                                                39,674                40,467
     Income taxes payable                                                                      2,691                 2,053
     Current portion of self-insurance liabilities                                            23,655                23,552
     Current portion of long-term debt                                                        16,398                12,778
     Current portion of obligations under
           capital leases                                                                      2,843                 2,865
                                                                                             -------               -------
           Total current liabilities                                                         296,543               267,795

LONG-TERM DEBT                                                                               316,689               335,576

OBLIGATIONS UNDER CAPITAL LEASES                                                              40,321                41,864

SENIOR SUBORDINATED DEBT                                                                     145,000               145,000

DEFERRED INCOME TAXES                                                                         24,143                22,429

SELF-INSURANCE LIABILITIES AND OTHER                                                          75,714                72,313

COMMITMENTS AND CONTINGENCIES                                                                      -                     -



STOCKHOLDER'S EQUITY:
     Cumulative convertible preferred stock,
           $.01 par value, 200,000 shares authorized
           and 50,000 shares outstanding at
           January 8, 1994 and June 26, 1993
           (aggregate liquidation value of $58.1
           million and $53.8 million at
           January 8, 1994 and June 26, 1993,
           respectively)                                                                      54,951                50,230
     Common stock, $.01 par value, 1,600,000 shares
           authorized; 1,519,632 shares issued
           at January 8, 1994 and June 26, 1993                                                   15                    15
     Additional paid-in capital                                                              107,650               107,650
     Notes receivable from shareholders of parent                                               (626)                 (714)
     Retained deficit                                                                        (88,861)              (83,119)
                                                                                             -------               -------
                                                                                              73,129                74,062

     Treasury stock:  15,956 and 13,249 shares
           of common stock at January 8, 1994 and
           June 26, 1993, respectively                                                         1,963                 1,199
                                                                                             -------               -------
           Total stockholder's equity                                                         71,166                72,863
                                                                                             -------               -------
                                                                                            $969,576              $957,840
                                                                                             =======               =======


              The accompanying notes are an integral part of
                     these consolidated balance sheets.

                        FOOD 4 LESS SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)

                                                                                           16 Weeks              16 Weeks
                                                                                             Ended                 Ended
                                                                                           January 8,            January 9,
                                                                                             1994                  1993
                                                                                           ---------             ---------
SALES                                                                                     $  799,597            $  845,339

COST OF SALES (including purchases from
     related parties for the 16 weeks ended
     January 8, 1994 and January 9, 1993 of
     $58,453 and $69,128, respectively)                                                      586,296               624,676
                                                                                             -------               -------
GROSS PROFIT                                                                                 213,301               220,663

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET
     excluding depreciation and amortization                                                 176,216               193,538

DEPRECIATION AND AMORTIZATION OF PROPERTY
     AND EQUIPMENT                                                                            12,781                11,982

AMORTIZATION OF GOODWILL AND OTHER ASSETS                                                      4,567                 6,208
                                                                                             -------               -------
OPERATING INCOME                                                                              19,737                 8,935

INTEREST EXPENSE:
     Interest expense, excluding amortization
        of deferred financing costs                                                           17,537                17,834
     Amortization of deferred financing costs                                                  1,709                 1,441
                                                                                             -------               -------
                                                                                              19,246                19,275

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                  491               (10,340)


PROVISION FOR INCOME TAXES                                                                       400                    92
                                                                                             -------               -------

NET INCOME (LOSS)                                                                        $        91           $   (10,432)
                                                                                             =======               =======

LOSS APPLICABLE TO COMMON SHARES                                                         $    (2,607)          $   (10,622)
                                                                                             =======               =======

LOSS PER COMMON SHARE                                                                    $     (1.73)          $     (7.54)
                                                                                             =======               =======

     Average Number of Common Shares Outstanding                                           1,503,676             1,408,247
                                                                                           =========             =========


The accompanying notes are an integral part of these consolidated statements.

                        FOOD 4 LESS SUPERMARKETS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)

                                                                                           28 Weeks             28 Weeks
                                                                                             Ended                Ended
                                                                                           January 8,           January 9,
                                                                                             1994                 1993
                                                                                           ---------             ---------
SALES                                                                                     $1,416,213            $1,498,970

COST OF SALES (including purchases from
     related parties for the 28 weeks ended
     January 8, 1994 and January 9, 1993 of
     $106,060 and $118,932, respectively)                                                  1,039,655             1,111,060
                                                                                           ---------             ---------

GROSS PROFIT                                                                                 376,558               387,910

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET
     excluding depreciation and amortization                                                 312,920               342,009

DEPRECIATION AND AMORTIZATION OF PROPERTY
     AND EQUIPMENT                                                                            21,832                20,298

AMORTIZATION OF GOODWILL AND OTHER ASSETS                                                      8,540                10,237
                                                                                           ---------             ---------

OPERATING INCOME                                                                              33,266                15,366

INTEREST EXPENSE:
     Interest expense, excluding amortization
        of deferred financing costs                                                           30,639                31,624
     Amortization of deferred financing costs                                                  2,948                 2,520
                                                                                           ---------             ---------
                                                                                              33,587                34,144
                                                                                           ---------             ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                          (321)              (18,778)


PROVISION FOR INCOME TAXES                                                                       700                   368
                                                                                           ---------             ---------


NET LOSS                                                                                  $   (1,021)          $   (19,146)
                                                                                           =========            ==========


LOSS APPLICABLE TO COMMON SHARES                                                          $   (5,742)          $   (19,336)
                                                                                           =========            ==========


LOSS PER COMMON SHARE                                                                     $    (3.82)          $    (13.77)
                                                                                           =========            ==========


     Average Number of Common Shares Outstanding                                           1,504,245             1,404,076
                                                                                           =========             =========




The accompanying notes are an integral part of these consolidated statements.

                        FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           28 Weeks              28 Weeks
                                                                                             Ended                 Ended
                                                                                           January 8,            January 9,
                                                                                             1994                  1993
                                                                                           ---------             ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
     Cash received from customers                                                         $1,416,213            $1,498,970
     Cash paid to suppliers and employees                                                 (1,361,103)           (1,499,975)
     Interest paid                                                                           (29,178)              (30,721)
     Income taxes refunded                                                                     1,652                   344
                                                                                           ---------             ---------
     Other, net                                                                                2,874                 3,208

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                              30,458               (28,174)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                             12,307                12,101
     Payment for purchase of property and equipment                                          (20,404)              (38,913)
     Other, net                                                                                   61                (1,780)
                                                                                           ---------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                                         (8,036)              (28,592)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
     Payments of long-term debt                                                              (10,395)               (9,572)
     Payments of capital lease obligation                                                     (1,565)               (1,511)
     Net change in Revolving Loan                                                             (4,900)                4,100
     Proceeds from issuance of debt                                                               28                26,231
     Proceeds from sale of preferred stock                                                         -                46,348
     Proceeds from sale of common stock                                                            -                 3,652
     Purchase of treasury stock, net                                                            (726)                 (276)
     Other, net                                                                                 (161)               (7,601)
                                                                                           ---------             ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             (17,719)               61,371

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      4,703                 4,605

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              25,089                24,477
                                                                                           ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   29,792            $   29,082
                                                                                           =========             =========











The accompanying notes are an integral part of these consolidated statements.

                        FOOD 4 LESS SUPERMARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                             28 Weeks              28 Weeks
                                                                                              Ended                 Ended
                                                                                            January 8,            January 9,
                                                                                              1994                  1993
                                                                                            --------              --------
RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES:
        Net loss                                                                             $(1,021)             $(19,146)
        Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
                Depreciation and amortization                                                 33,320                33,055
                Provision for self-insurance, net                                              3,301                (1,695)
                Loss (gain) on sale of assets                                                     87                   (14)
                Equity loss on investments in
                    supplier cooperative                                                         294                     -
                Change in assets and liabilities:
                    Accounts and notes receivable                                             (9,568)                9,970
                    Inventories                                                              (16,106)               28,757
                    Other assets                                                              (5,953)               (7,328)
                    Accounts payable and accrued liabilities                                  23,752               (72,485)
                    Deferred income taxes                                                      1,714                   350
                    Income taxes payable                                                         638                   362
                                                                                              ------                ------
            Total adjustments                                                                 31,479               ( 9,028)
                                                                                              ------                ------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                             $30,458              $(28,174)
                                                                                              ======                ======


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
        Accretion of preferred stock                                                         $ 4,721              $    190
                                                                                              ======               =======
























The accompanying notes are an integral part of these consolidated statements.

                        FOOD 4 LESS SUPERMARKETS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        Preferred Stock                Common Stock                 Treasury Stock
                                   ------------------------       ----------------------       -----------------------
                                     Number                        Number                        Number
                                       of                            of                            of
                                     Shares         Amount         Shares         Amount         Shares         Amount
                                   --------        --------       ---------      -------       --------        -------
BALANCES AT JUNE 26, 1993           50,000         $50,230        1,519,632        $ 15        (13,249)       $(1,199)


   Payment of Shareholders' Notes        -               -                -           -              -              -
      (unaudited)

   Purchase of Treasury Stock
      (unaudited)                        -               -                -           -         (2,707)          (764)

   Accretion of Preferred Stock
      (unaudited)                        -           4,721                -           -              -              -

   Net loss
      (unaudited)                        -               -                -           -              -              -
                                    ------          ------        ---------         ---         ------            ---

BALANCES AT JANUARY 8, 1994
      (unaudited)                   50,000         $54,951        1,519,632        $ 15        (15,956)       $(1,963)
                                    ======          ======        =========         ===         ======          =====





                                     Share-          Add'l                         Total
                                    holders'        Paid-In      Retained      Stockholder's
                                      Notes         Capital       Deficit         Equity
                                    --------       --------       ---------     ----------
BALANCES AT JUNE 26, 1993            $(714)        $107,650      $(83,119)        $72,863


   Payment of Shareholders' Notes       50                -             -              50
      (unaudited)

   Purchase of Treasury Stock
      (unaudited)                       38                -             -            (726)

   Accretion of Preferred Stock
      (unaudited)                        -                -        (4,721)              -

   Net loss
      (unaudited)                        -                -        (1,021)         (1,021)
                                       ---         --------        ------          ------

BALANCES AT JANUARY 8, 1994
      (unaudited)                    $(626)        $107,650      $(88,861)        $71,166
                                       ===          =======        ======          ======



The accompanying notes are an integral part of these consolidated statements.

                        FOOD 4 LESS SUPERMARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         BASIS OF PRESENTATION

                      The consolidated balance sheet of Food 4 Less Supermarkets, Inc. (the "Company") as of January 8, 1994 and the consolidated statements of operations and cash flows for the interim periods ended January 8, 1994 and January 9, 1993 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

                      The Company is a vertically integrated supermarket company with 249 stores located in Southern California, Northern California and certain areas of the midwest. The Company's Southern California division includes a manufacturing facility, with bakery and creamery operations, and a full-line warehouse and distribution facility.

2.         SIGNIFICANT ACCOUNTING POLICIES

           Inventories

                      Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $15,323,000 and $13,103,000 at January 8, 1994 and June
           26, 1993, respectively, and gross profit and operating income would have been greater by $1,209,000 and $1,381,000 for the 16 weeks ended January 8, 1994 and January 9, 1993, respectively, and by $2,220,000 and $2,381,000 for the 28 weeks ended January 8, 1994 and January 9, 1993, respectively.

           Income Taxes

                      The Company implemented SFAS No. 109, Accounting for Income Taxes, effective June 27, 1993. Income taxes for the
           28 weeks ended January 9, 1993 have not been restated for this change. Under SFAS No. 109 deferred tax assets and liabilities (and related income tax expense) are determined based on differences between the financial reporting and tax basis of assets and liabilities. The measurement of deferred income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they will be realized.

                      The implementation of SFAS No. 109 did not have a material effect on the accompanying unaudited consolidated financial statements.

           Reclassifications

                      Certain prior-period amounts in the consolidated financial statements have been reclassified to conform to the January 8, 1994 presentation.

3.         SUBSEQUENT EVENT

                      On January 17, 1994, Southern California was struck by a major earthquake which resulted in the closure of 31 of the Company's stores. All but one of the closed stores reopened within a week of the earthquake, and the remaining closed store is scheduled to open during the Company's third quarter. The Company believes that all but $3.0 to $5.0 million of its losses (including those resulting from business interruption) will be covered by insurance and will be reflected in the Company's third quarter results.


4.         SUBSIDIARY REGISTRANTS

                      Separate financial statements of the Company's subsidiaries (collectively, the "Subsidiary Guarantors") neither are included herein nor otherwise filed on Form 10-Q because such Subsidiary Guarantors are jointly and severally liable as guarantors of the Company's 10.45% Senior Notes due 2000 and 13-3/4% Senior Subordinated Notes due 2001, and the aggregate assets, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, earnings and equity of the Company on a consolidated basis.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (UNAUDITED)

           The following table sets forth the selected unaudited operating results of the Company for the 16 and 28 weeks ended
January 8, 1994 and January 9, 1993:

                                                              16 Weeks Ended                        28 Weeks Ended
                                                   -----------------------------------     -----------------------------------
                                                   January 8, 1994     January 9, 1993     January 8, 1994     January 9, 1993
                                                   ---------------     ---------------     ---------------     ---------------
                                                                               (dollars in millions)
                                                                                    (unaudited)
Sales                                              $799.6    100.0%    $845.3    100.0 %  $1,416.2   100.0 %   $1,499.0  100.0 %
Gross profit                                        213.2     26.7%     220.6     26.1 %     376.6    26.6 %      387.9   25.9 %
Selling, general, administrative
    and other expenses                              176.2     22.0%     193.5     22.9 %     312.9    22.1 %      342.0   22.9 %
Depreciation and amortization                        17.3      2.2%      18.2      2.1 %      30.4     2.1 %       30.5    2.0 %
Operating income                                     19.7      2.5%       8.9      1.1 %      33.3     2.4 %       15.4    1.0 %
Interest expense                                     19.2      2.4%      19.2      2.3 %      33.6     2.4 %       34.1    2.3 %
Income tax expense                                    0.4      0.1%       0.1      0.0 %       0.7     0.1 %        0.4    0.0 %
Net income (loss)                                     0.1      0.0%     (10.4)    (1.2)%      (1.0)   (0.1)%      (19.1)  (1.3)%

           Sales. Sales per week decreased $2.8 million, or 5.4%, from $52.8 million in the 16 weeks ended January 9, 1993 to $50.0 million in the 16 weeks ended January 8, 1994 and decreased $2.9 million, or 5.5%, from $53.5 million in the 28 weeks ended
January 9, 1993 to $50.6 million in the 28 weeks ended January 8,
1994. The decline in sales primarily resulted from a 6.5% and a 7.1% decline in same store sales for the 16 and 28 weeks ended January 8, 1994, respectively, partially offset by sales from new stores opened during fiscal 1993 and the 28 weeks ended January 8, 1994. Management believes that the decline in same store sales is attributable to the weak economy in Southern California and, to a lesser extent, in the Company's other operating areas, and increased competitive store openings in Southern California.

           Gross Profit. Gross profit increased as a percentage of sales from 26.1% in the 16 weeks ended January 9, 1993 to 26.7% in the 16 weeks ended January 8, 1994 and increased from 25.9% in the 28 weeks ended January 9, 1993 to 26.6% in the 28 weeks ended January 8, 1994. Increases in gross profit margin are primarily attributable to improvements in product procurement, cost savings and operating efficiencies associated with the Company's manufacturing, warehousing and distribution facilities. These increases are partially offset by an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 40 at January 9, 1993 to 48 at January 8, 1994, and the fixed cost component of gross profit being compared to a lower sales base.

           Selling, General, Administrative and Other Expenses.
Selling, general, administrative and other expenses, excluding depreciation and amortization ("SG&A") were $193.5 million and

$176.2 million for the 16 weeks and $342.0 million and $312.9 million for the 28 weeks ended January 9, 1993 and January 8, 1994, respectively. SG&A decreased as a percentage of sales from 22.9% to 22.0% and from 22.9% to 22.1% for the same periods as a result of tight control of administrative and store level expenses, primarily payroll costs, and increased labor productivity, partially offset by the fixed cost component of SG&A being compared to a lower sales base.

           Depreciation and Amortization. Depreciation and amortization decreased $0.9 million from $18.2 million to $17.3 million and decreased $0.1 million from $30.5 million to $30.4 million for the 16 weeks and the 28 weeks ended January 9, 1993 and January 8, 1994, respectively, primarily as a result of a decrease in amortizable assets, partially offset by an increase in depreciable assets resulting from new stores and remodels completed during fiscal 1993 and the 28 weeks ended January 8, 1994.

           Interest Expense. Interest expense (including amortization of deferred financing costs) was $19.2 million and $19.2 million for the 16 weeks and $34.1 million and $33.6 million for the 28 weeks ended January 9, 1993 and January 8, 1994, respectively.
The decrease in interest expense for the 28 weeks ended January
8, 1994 is due to the reduction of indebtedness as a result of reduced borrowings under the Revolving Credit Facility combined with decreased interest rates on the Term Loan.

           Net Income (Loss). Net income increased from a loss of $(10.4) million in the 16 weeks ended January 9, 1993 to income of $0.1 million in the 16 weeks ended January 8, 1994 and net loss decreased from $(19.1) million in the 28 weeks ended
January 9, 1993 to $(1.0) million in the 28 weeks ended January 8, 1994 primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           Cash flow from operations, amounts available under the Revolving Credit Facility and leases are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital needs and debt service requirements during fiscal 1994. There can be no assurance that the Company will continue to generate cash flow from operations at current levels or that it will be able to make future borrowings under the Revolving Credit Facility.

           During the 28-week period ended January 8, 1994, the Company generated approximately $30.5 million of cash from its operating activities compared to $28.2 million used by operating activities for the 28 weeks ended January 9, 1993. The improvement is due primarily to changes in operating assets and liabilities and an increase in operating income for the 28 weeks ended January 8, 1994 compared to the 28 weeks ended January 9, 1993. The Company's principal use of cash in its operating activities is inventory purchases. Its high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At

January 8, 1994, this resulted in a working capital deficit of $14.9 million.

           The capital expenditures of the Company were $20.4 million, partially funded by $9.7 million of sale/leaseback transactions structured as operating leases, for the 28 weeks ended January 8, 1994. These expenditures were made to build seven new stores (two of which have been completed) and remodel 15 stores (12 of which have been completed). The Company currently anticipates that its aggregate capital expenditures for fiscal 1994 will be approximately $55.0 million. Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through operating leases. No assurance can be given that sources of financing for capital expenditures will be available or sufficient.
However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets.
The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

           Cash used by financing activities was $17.7 million for the 28 weeks ended January 8, 1994, which was primarily an $8.6 million repayment of the Term Loan and repayment of the $4.9 million of borrowings outstanding on the Revolving Credit
Facility at June 26, 1993. At January 8, 1994, there were no borrowings outstanding on the $70 million Revolving Credit
Facility, and $48.9 million of standby letters of credit had been issued under the $55 million Letter of Credit Facility.

           The Company is highly leveraged. At January 8, 1994, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $521.3 million and $71.2 million, respectively. For the 28 weeks ended January 8, 1994, earnings were inadequate to cover fixed charges by $0.3 million. However, the earnings for such period included non-cash charges of $33.3 million, primarily consisting of depreciation and amortization.


EFFECTS OF INFLATION AND COMPETITION

           The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.


SUBSIDIARY REGISTRANTS

           Separate financial statements of the Company's subsidiaries (collectively, the "Subsidiary Guarantors") are neither included herein nor otherwise filed on Form 10-Q because such Subsidiary Guarantors are jointly and severally liable as guarantors of the Company's Senior Notes and Subordinated Notes, and the aggregate assets, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, earnings and equity of the Company on a consolidated basis.

                        PART II.  OTHER INFORMATION


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)        Exhibits.
                                 None

                      (b)        Reports on Form 8-K
                                 None

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Orange, State of California.


Dated:  February 21, 1994                  FOOD 4 LESS SUPERMARKETS, INC.



                                                  /s/ Ronald W. Burkle
                                            ---------------------------------
                                                    Ronald W. Burkle
                                                 Chief Executive Officer




                                                      /s/ Greg Mays
                                            ---------------------------------
                                                        Greg Mays
                                                 Chief Financial Officer