Form 10-Q
period 1994-04-02
FOOD 4 LESS SUPERMARKETS INC
filed 1994-05-17
CIK 835676

              	       SECURITIES AND EXCHANGE COMMISSION


                    		     Washington, D.C. 20549


                          			    ---------


                          			    FORM 10-Q


                          			QUARTERLY REPORT
                   		  UNDER SECTION 13 OR 15(d) OF
	                   THE SECURITIES EXCHANGE ACT OF 1934


                          			    ---------


     For Quarter Ended                     Commission File Number
       April 2, 1994                              33-31152


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No      .
                                   			  -----     -----

     At May 17, 1994, there were 1,503,106 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock was held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

                		  FOOD 4 LESS SUPERMARKETS, INC.


			                            INDEX


             								                                        Page
								                                                     -----

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

	  Consolidated balance sheets as of
	     April 2, 1994 and June 26, 1993 . . . . . . .            2

	  Consolidated statements of operations for the 12 weeks
	     ended April 2, 1994 and April 3, 1993 . . . . . . .      4

	  Consolidated statements of operations for the 40 weeks
	     ended April 2, 1994 and April 3, 1993 . . . . . . .      5

	  Consolidated statements of cash flows for the 40 weeks
	     ended April 2, 1994 and April 3, 1993 . . . . . . .      6

	  Consolidated statements of stockholder's equity as of
	     April 2, 1994 and June 26, 1993 . . . . . . .            8

	  Notes to consolidated financial statements . . .            9


Item 2.   Management's Discussion and Analysis of Financial
Condition
	     and Results of Operations . . . . . . . . . .           11


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .    14

	  Signatures . . . . . . . . . . . . . . . . . . .           15

                  PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

           		  FOOD 4 LESS SUPERMARKETS, INC.
		              CONSOLIDATED BALANCE SHEETS
           		     (DOLLARS IN THOUSANDS)

           					                             April 2,     June 26,
	      ASSETS                                1994         1993
					                                        --------     --------
                                  					     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $ 38,871   $ 25,089
  Trade receivables, less allowances of $899
    and $1,919 at April 2, 1994 and
    June 26, 1993, respectively                24,232     22,048
  Notes and other receivables                   9,401      1,278
  Inventories                                 203,982    191,467
  Patronage receivables from suppliers          1,895      2,680
  Prepaid expenses and other                   11,415      6,011
                                   					      -------    -------
    Total current assets                      289,796    248,573

INVESTMENTS IN AND NOTES RECEIVABLE FROM
  SUPPLIER COOPERATIVES:
  A. W. G.                                      6,718      6,693
  Certified and Others                          6,092      6,657

PROPERTY AND EQUIPMENT:
  Land                                         23,488     23,912
  Buildings                                    12,827     12,827
  Leasehold improvements                       90,752     81,049
  Store equipment and fixtures                138,315    129,178
  Transportation equipment                     32,223     31,758
  Construction in progress                      2,757        757
  Leased property under capital leases         77,259     77,553
  Leasehold interests                          94,004     93,863
                                   					      -------    -------
					                                         471,625    450,897
  Less:  Accumulated depreciation
	 and amortization                            124,249     96,948
					                                         -------    -------

    Net property and equipment                347,376    353,949

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization
    of $15,821 and $11,611 at April 2, 1994 and
    June 26, 1993, respectively                29,792     33,778
  Goodwill, less accumulated
    amortization of $32,158
    and $26,254 at April 2, 1994 and
    June 26, 1993, respectively               277,414    280,895
  Other, net                                   25,537     27,295
                                              -------   --------
                                   					     $982,725   $957,840
					                                         =======    =======



The accompanying notes are an integral part of these consolidated balance sheets.

              		  FOOD 4 LESS SUPERMARKETS, INC.
              		   CONSOLIDATED BALANCE SHEETS
        	  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

					                                         April 2,    June 26,
       LIABILITIES AND STOCKHOLDER'S EQUITY    1994        1993
                                  					       --------    --------
					                                       (unaudited)
CURRENT LIABILITIES:
  Accounts payable                            $154,516  $140,468
  Accrued payroll and related liabilities       45,948    40,319
  Accrued interest                              15,646     5,293
  Other accrued liabilities                     53,471    40,467
  Income taxes payable                           2,793     2,053
  Current portion of self-insurance liabilities 24,080    23,552
  Current portion of long-term debt             17,844    12,778
  Current portion of obligations
    under capital leases                         3,595     2,865
                                    				       -------   -------
    Total current liabilities                  317,893   267,795

LONG-TERM DEBT                                 311,877   335,576

OBLIGATIONS UNDER CAPITAL LEASES                39,651    41,864

SENIOR SUBORDINATED DEBT                       145,000   145,000

DEFERRED INCOME TAXES                           23,675    22,429

SELF-INSURANCE LIABILITIES AND OTHER            78,008    72,313

COMMITMENTS AND CONTINGENCIES                        -         -

STOCKHOLDER'S EQUITY:
  Cumulative convertible preferred stock, $.01 par value,
     200,000 shares authorized and 50,000 shares outstanding at
     April 2, 1994 and June 26, 1993 (aggregate liquidation
     value of $60.2 million and $53.8 million at
     April 2, 1994 and June 26, 1993,
     respectively)                              56,974    50,230
  Common stock, $.01 par value, 1,600,000 shares
     authorized; 1,519,632 shares issued
     at April 2, 1994 and June 26, 1993             15        15
  Additional paid-in capital                   107,650   107,650
  Notes receivable from shareholders of parent    (596)     (714)
  Retained deficit                             (95,211)  (83,119)
                                    					       -------   -------
			                                           		68,832    74,062
  Treasury stock: 16,320 and 13,249
    shares of common stock at
    April 2, 1994 and June 26, 1993,
    respectively                                 2,211     1,199
                                   					       -------   -------
    Total stockholder's equity                  66,621    72,863
					                                          -------   -------

                                   					      $982,725  $957,840
					                                          =======   =======



The accompanying notes are an integral part of these consolidated balance sheets.

            		  FOOD 4 LESS SUPERMARKETS, INC.
     	      CONSOLIDATED STATEMENTS OF OPERATIONS
      	  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
			                    (UNAUDITED)

					                                          12 Weeks   12 Weeks
                                            				 Ended     Ended
					                                          April 2,    April 3,
                                         						 1994        1993
                                   					       ---------  ----------
SALES                                         $  587,871  $  620,010

COST OF SALES (including purchases
  from related parties for the
  12 weeks ended April 2, 1994
  and April 3, 1993 of
  40,223 and $43,492, respectively)              432,174     456,205

GROSS PROFIT                                     155,697     163,805

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET
  excluding depreciation and amortization        127,647     140,617

DEPRECIATION AND AMORTIZATION OF PROPERTY
  AND EQUIPMENT                                    9,597       8,961

AMORTIZATION OF GOODWILL AND OTHER ASSETS          3,416       5,328
                                   					       ---------   ---------

OPERATING INCOME                                  15,037       8,899

INTEREST EXPENSE:
  Interest expense, excluding amortization
     of deferred financing costs                  13,198      13,337
  Amortization of deferred financing costs         1,262       1,140
                                               ---------   ---------
						                                            14,460      14,477
			                                    	       ---------   ---------

UNUSUAL EARTHQUAKE LOSSES                          4,504           -

LOSS BEFORE PROVISION FOR INCOME TAXES            (3,927)     (5,578)

PROVISION FOR INCOME TAXES                           400          200
                                   					       ---------    ---------

NET LOSS                                      $   (4,327) $    (5,778)
                                   					       =========   ==========

LOSS APPLICABLE TO COMMON SHARES              $   (6,350) $    (7,624)
                                    					       ========    ==========

LOSS PER COMMON SHARE                         $    (4.22) $     (5.04)
                                   					       =========   ==========

  Average Common Shares Outstanding            1,503,641    1,513,938
                                   					       =========    =========






The accompanying notes are an integral part of these consolidated statements.

            		  FOOD 4 LESS SUPERMARKETS, INC.
     	      CONSOLIDATED STATEMENTS OF OPERATIONS
     	  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                  			   (UNAUDITED)


					                                          40 Weeks   40 Weeks
                                            			 Ended     Ended
					                                          April 2,   April 3,
                                         						 1994       1993
                                   					      ---------- ---------

SALES                                         $2,004,084 $2,118,980

COST OF SALES (including purchases
  from related parties for the
  40 weeks ended April 2, 1994
  and April 3, 1993 of
  $146,283 and $162,424, respectively)         1,471,829  1,567,265
                                     			       ---------  ---------

GROSS PROFIT                                     532,255    551,715

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET
  excluding depreciation and amortization        440,567    482,626

DEPRECIATION AND AMORTIZATION OF PROPERTY
  AND EQUIPMENT                                   31,429     29,259

AMORTIZATION OF GOODWILL AND OTHER ASSETS         11,956     15,565
                                   					       ---------  ---------

OPERATING INCOME                                  48,303     24,265

INTEREST EXPENSE:
  Interest expense, excluding amortization
     of deferred financing costs                  43,837     44,961
  Amortization of deferred financing costs         4,210      3,660
                                   					       ---------  ---------
                                            				  48,047     48,621
				                                   	       ---------  ---------

UNUSUAL EARTHQUAKE LOSSES                          4,504          -

LOSS BEFORE PROVISION FOR INCOME TAXES            (4,248)   (24,356)

PROVISION FOR INCOME TAXES                         1,100        568

NET LOSS                                      $   (5,348)$  (24,924)
                                   					       =========  =========

LOSS APPLICABLE TO COMMON SHARES              $  (12,092)$  (26,960)
                                    				       =========  =========

LOSS PER COMMON SHARE                         $    (8.04)$   (18.80)
                                   					       =========  =========

  Average Common Shares Outstanding            1,504,064  1,433,971
                                   					       =========  =========





The accompanying notes are an integral part of these consolidated statements.

             		  FOOD 4 LESS SUPERMARKETS, INC.
      	      CONSOLIDATED STATEMENTS OF CASH FLOWS
            		     (DOLLARS IN THOUSANDS)
                  			   (UNAUDITED)

					                                           40 Weeks     40 Weeks
						                                          Ended        Ended
					                                           April 2,     April 3,
		                                           				 1994         1993
                                    					       --------     --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Cash received from customers                $2,004,084   $2,118,980
  Cash paid to suppliers and employees        (1,912,797)  (2,106,515)
  Interest paid                                  (33,485)     (35,115)
  Income taxes refunded                            1,354          544
  Other, net                                       2,354        3,857
	                                   			       -----------   ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  61,510      (18,249)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment    12,626       13,271
  Payment for purchase of property and equipment (32,694)     (46,683)
  Payment of business acquisition costs           (6,570)           -
  Other, net                                         143         (813)
                                          						--------    ---------

NET CASH USED BY INVESTING ACTIVITIES            (26,495)     (34,225)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
  Payments of long-term debt                     (13,761)     (10,111)
  Payments of capital lease obligation            (3,096)      (2,152)
  Net change in Revolving Loan                    (4,900)       5,683
  Proceeds from issuance of debt                   1,641       26,531
  Proceeds from sale of preferred stock                -       46,348
  Proceeds from sale of common stock                   -        3,652
  Purchase of treasury stock, net                   (944)        (276)
  Other, net                                        (173)      (8,503)
                                    				       ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                    (21,233)      61,172
                                               ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS         13,782        8,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  25,089       24,477
                                   					       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   38,871   $   33,175
	                                   				       =========    =========








The accompanying notes are an integral part of these consolidated statements.

               		  FOOD 4 LESS SUPERMARKETS, INC.
        	      CONSOLIDATED STATEMENTS OF CASH FLOWS
              		     (DOLLARS IN THOUSANDS)
                    			   (UNAUDITED)

					                                          40 Weeks    40 Weeks
	                                         					 Ended      Ended
				                                   	       April 2,    April 3,
					                                          	 1994        1993
                                    				       --------    --------

RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net loss                                     $(5,348)    $(24,924)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization              47,594       48,484
     Provision for self-insurance, net           6,165         (733)
     Loss (gain) on sale of assets                  66         (516)
     Equity loss on investments in
  	  supplier cooperative                          540            -
     Change in assets and liabilities:
       Accounts and notes receivable            (9,522)      19,812
       Inventories                              (8,216)      25,115
       Prepaid expenses and deposits            (9,841)      (7,954)
       Other assets                                  -          289
       Accounts payable and accrued liabilities 37,618      (78,934)
       Deferred income taxes                     1,714          550
       Income taxes payable                        740          562
	                                          					------       ------
    Total adjustments                           66,858        6,675
					                                          	------       ------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                        $61,510     $(18,249)
                                          						======       ======


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Accretion of preferred stock                 $ 6,744     $  2,036
                                          						======      =======


  Acquistion of business:
    Fair value of assets acquired              $11,187     $      -
    Cash paid in acquisition                    (6,570)           -
                                          						------      -------
    Liabilities assumed                        $ 4,617     $      -
					                                          	======      =======












The accompanying notes are an integral part of these consolidated statements.

          			       FOOD 4 LESS SUPERMARKETS, INC.
    		      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
    		       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			                            	  Preferred Stock     Common Stock        Treasury Stock
				                              -----------------   -----------------   -----------------
			                            	  Number              Number              Number
                            				  of                  of                  of
                            				  Shares    Amount    Shares     Amount   Shares     Amount
                             			  ------    ------    ------     ------   ------     ------
BALANCES AT JUNE 26,1993          50,000    $50,230   1,519,632   $15     (13,249)   $(1,199)


   Payment of Shareholders' Notes      -          -           -     -           -          -
      (unaudited)

   Purchase of Treasury Stock          -          -           -     -      (3,071)    (1,012)
      (unaudited)

   Accretion of Preferred Stock        -      6,744           -     -           -          -
      (unaudited)

   Net loss                            -          -           -     -           -          -
      (unaudited)

                            				  ------    -------   ---------   ---     --------   --------
BALANCES AT APRIL 2,1994          50,000    $56,974   1,519,632   $15     (16,320)   $(2,211)
      (unaudited)                 ======    =======   =========   ===     ========   ========





                              		  Share-    Add'l                  Total
				                              holders'  Paid-In    Retained    Stockholder's
	                            			  Notes     Capital    Deficit     Equity
                             			  -------   --------   ---------   -------------
BALANCES AT JUNE 26,1993          $(714)    $107,650   $(83,119)   $72,863


   Payment of Shareholders' Notes    50            -          -         50
      (unaudited)

   Purchase of Treasury Stock        68            -          -       (944)
      (unaudited)

   Accretion of Preferred Stock       -            -     (6,744)         -
      (unaudited)

   Net loss                           -            -     (5,348)    (5,348)
      (unaudited)

                            				  ------    --------   ---------   -------
BALANCES AT APRIL 2,1994          $(596)    $107,650   $(95,211)   $66,621
      (unaudited)                 ======    ========   =========   =======




       The accompanying notes are an integral part of these consolidated statements.

           		  FOOD 4 LESS SUPERMARKETS, INC.
     	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                   (UNAUDITED)


1.   BASIS OF PRESENTATION

	  The consolidated balance sheet of Food 4 Less Supermarkets, Inc. (the "Company") as of April 2, 1994 and the consolidated statements of operations and cash flows for the interim periods ended April 2, 1994 and April 3, 1993 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations, and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

	  The Company is a vertically integrated supermarket company with 259 stores located in Southern California, Northern California, and certain areas of the midwest. The Company's Southern California division includes a manufacturing facility, with bakery and creamery operations, and a full-line warehouse and distribution facility.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Inventories

	  Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method inventories would have been higher by $16,058,000 and $13,103,000 at April 2, 1994 and June 26,
     1993, respectively, and gross profit and operating income would have been greater by $735,000 and $1,005,000 for the 12 weeks ended April 2, 1994 and April 3, 1993, respectively, and $2,955,000 and $3,386,000 for the 40 weeks ended April 2, 1994 and April 3, 1993, respectively.

     Income Taxes

	  The Company implemented SFAS No. 109, Accounting for Income Taxes, effective June 27, 1993. Income taxes for the 40 weeks ended April 3, 1993 have not been restated for this change. Under SFAS No. 109 deferred tax assets and liabilities (and related income tax expense) are determined based on differences between the financial reporting and tax basis of assets and liabilities. The measurement of deferred income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they will be realized.

	  The implementation of SFAS No. 109 did not have a material effect on the accompanying unaudited consolidated financial statements.


     Reclassifications

	  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the April 2, 1994 presentation.

3.   UNUSUAL EARTHQUAKE LOSSES

	  On January 17, 1994, Southern California was struck by a major earthquake which resulted in the closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption). The pre-tax financial impact, net of insurance claims, is estimated to be approximately $4.5 million. The Company reserved for this charge during the 12 weeks ended April 2, 1994.

4.   ACQUISITION

	  On March 29, 1994, the Company purchased certain operating assets of Food Barn (the "Food Barn Acquisition") for $11,187,000 (including acquisition costs of $180,000). The financial statements reflect the preliminary allocation of the purchase price as certain appraisals and other information required to finalize the purchase price allocations have not been completed.

5.   SUBSIDIARY REGISTRANTS

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

ITEM 2.  MANAGEMRNT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the selected unaudited operating results of the Company for the 12 and 40 weeks ended
April 2, 1994 and April 3, 1993:

			                                 		      12 Weeks Ended                         40 Weeks Ended
				                              -------------------------------------   -------------------------------------
				                              April 2, 1994       April 3, 1993       April 2, 1994       April 3, 1993
                             			  -----------------   -----------------   -----------------   -----------------
							                                                       (dollars in millions)
								                                                          (unaudited)

Sales                             $587.8    100.0 %   $620.0    100.0 %   $2,004.1  100.0 %   $2,119.0  100.0 %
Gross profit                       155.6     26.5 %    163.8     26.4 %      532.3   26.6 %      551.7   26.0 %
Selling, general, administrative
   and other, net                  127.6     21.7 %    140.6     22.7 %      440.6   22.0 %      482.6   22.8 %
Depreciation and amortization       13.0      2.2 %     14.3      2.3 %       43.4    2.2 %       44.8    2.1 %
Operating income                    15.0      2.6 %      8.9      1.4 %       48.3    2.4 %       24.3    1.1 %
Interest expense                    14.4      2.4 %     14.5      2.3 %       48.0    2.4 %       48.6    2.3 %
Unusual earthquake losses            4.5      0.8 %        -      0.0 %        4.5    0.2 %          -    0.0 %
Income tax expense                   0.4      0.1 %      0.2      0.0 %        1.1    0.1 %        0.6    0.0 %
Net loss                            (4.3)    (0.7)%     (5.8)    (0.9)%       (5.3)  (0.3)%      (24.9)  (1.2)%



     Sales. Sales per week decreased $2.7 million, or 5.2%, from $51.7 million in the 12 weeks ended April 3, 1993 to $49.0 million in the 12 weeks ended April 2, 1994 and decreased $2.9 million, or 5.4%, from $53.0 million in the 40 weeks ended April 3, 1993 to $50.1 million in the 40 weeks ended April 2, 1994.
The decline in sales for the 12 weeks ended April 2, 1994 resulted primarily from a 4.7% decline in same store sales and the temporary closure of seven stores being converted from conventional formats to the warehouse format. These decreases are partially offset by sales from new and remodeled stores opened since the 12 weeks ended April 3, 1993. The decline in sales for the 40 weeks ended April 2, 1994 resulted primarily from a 6.4% decline in same store sales, partially offset by sales from new and remodeled stores opened during fiscal 1993 and the 40 weeks ended April 2, 1994. Management believes that the decline in same store sales is attributable to the weak economy in Southern California and, to a lesser extent, in the Company's other operating areas, and increased competitive store openings in Southern California.

     Gross Profit. Gross profit increased as a percentage of sales from 26.4% in the 12 weeks ended April 3, 1993 to 26.5% in the 12 weeks ended April 2, 1994 and increased from 26.0% in the 40 weeks ended April 3, 1993 to 26.6% in the 40 weeks ended April 2, 1994. Increases in gross profit margin are primarily attributable to improvements in product procurement, cost savings, and operating efficiencies associated with the Company's manufacturing and distribution facilities offset by an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 44 at April 3, 1993 to 65 at April 2, 1994, and the fixed cost component of gross profit being compared to a lower sales base.

     Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses, excluding depreciation and amortization ("SG&A") were $140.6 million and $127.6 million for the 12 weeks and $482.6 million and $440.6 million for the 40 weeks ended April 3, 1993 and April 2, 1994, respectively. SG&A decreased as a percentage of sales from 22.7% to 21.7% and from 22.8% to 22.0% for the same periods as a result of tight control of administrative and store level expenses, primarily payroll costs due to increased labor productivity and Commercial Workers Unions contract. The cost reductions were partially offset by a greater fixed cost component resulting from a lower sales base and increased rent attributable to additional operating leases associated with equipment in new and remodeled stores.

     Depreciation and Amortization. Depreciation and amortization decreased $1.3 million from $14.3 million to $13.0 million and decreased $1.4 million from $44.8 million to $43.4 million for the 12 weeks and the 40 weeks ended April 3, 1993 and April 2, 1994, respectively. Depreciation and amortization decreased primarily as a result of a decrease in amortizable assets, partially offset by an increase in depreciable assets resulting from new stores and remodels completed during the 40 weeks ended April 2, 1994.

     Interest Expense. Interest expense (including amortization of deferred financing costs) was $14.5 million and $14.4 million for the 12 weeks and $48.6 million and $48.0 million for the 40 weeks ended April 3, 1993 and April 2, 1994, respectively. The decrease in interest expense is due primarily to the reduction of indebtedness as a result of reduced borrowings under the Revolving Credit Facility combined with decreased interest rates on the Term Loan.

     Unusual Earthquake Losses. On January 17, 1994, Southern California was struck by a major earthquake which resulted in the closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption). The pre-tax financial impact, net of insurance claims, is expected to be approximately $4.5 million. The Company reserved for this charge during the 12 weeks ended April 2, 1994.

     Net Loss. Net loss of $5.8 million and $24.9 million in the 12 and 40 weeks ended April 3, 1993 decreased to a net loss of $4.3 million and $5.3 million in the 12 and 40 weeks ended April 2, 1994 primarily as a result of the factors discussed above.


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

     During the 40-week period ended April 2, 1994, the Company generated approximately $61.5 million of cash from its operating activities compared to $18.2 million used by operating activities for the 40 weeks ended April 3, 1993. The improvement is due primarily to changes in operating assets and liabilities and an increase in operating income for the 40 weeks ended April 2, 1994
compared to the 40 weeks ended April 3, 1993.   The Company's
principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At April 2, 1994, this resulted in a working capital deficit of $28.1 million.

     Cash used for investing activities was $26.5 million for the 40 weeks ended April 2, 1994. Investing activities consisted primarily of capital expenditures of $32.7 million, partially offset by $10.0 million of sale/leaseback transactions, and $6.6 million of Food Barn Acquisition costs. The capital expenditures, net of the proceeds from sale/leaseback transactions, and the Food Barn Acquisition costs were financed from cash provided by operating activities.

     The capital expenditures discussed above were made to build nine new stores (two of which have been completed) and remodel or convert 23 stores (all of which have been completed). The Company currently anticipates that its aggregate capital Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided
by operations and through operating leases.   At April 2, 1994,
the Company had approximately $1.0 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

     Cash used by financing activities was $21.2 million for the 40 weeks ended April 2, 1994, which was primarily an $11.4 million repayment of the Term Loan and repayment of the $4.9 million of borrowings outstanding on the Revolving Credit
Facility at June 26, 1993. At May 17, 1994, there were no borrowings outstanding on the $70 million Revolving Credit
Facility, and $50.4 million of standby letters of credit had been issued under the $55 million Letter of Credit Facility.

     The Company is highly leveraged. At April 2, 1994, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $518.0 million and $66.6 million, respectively. For the 40 weeks ended April 2, 1994, earnings were inadequate to cover fixed charges by $4.2 million. However, the earnings for such period included non-cash charges of $47.6 million, primarily consisting of depreciation and amortization.


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



Dated:  May 17, 1994                   FOOD 4 LESS SUPERMARKETS, INC.



                                          					    /s/ Ronald W. Burkle
                                           					----------------------------
	                                                    Ronald W. Burkle
		                                                 Chief Executive Officer



                                                 						/s/ Greg Mays
                                           					----------------------------
	                                          				          Greg Mays
                                                   Chief Financial Officer