Form 10-K
period 1994-06-25
FOOD 4 LESS SUPERMARKETS INC
filed 1994-09-23
CIK 835676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                _______________


                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                                _______________


           For Fiscal Year Ended                Commission File Number
               June 25, 1994                            33-31152


                         FOOD 4 LESS SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                              95-4222386
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)


       777 South Harbor Boulevard                       90631
          La Habra, California                        (Zip code)
 (Address of principal executive offices)


                                 (714) 738-2000
              (Registrant's telephone number, including area code)


                       Securities registered pursuant to
                        Section 12(b) of the Act:  None


                       Securities registered pursuant to
                        Section 12(g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .
                                                    -----     -----

         At September 23, 1994 there were 1,506,544 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

                                     PART I

ITEM 1.  BUSINESS

         Food 4 Less Supermarkets, Inc. (the "Company") is a leading supermarket operator with 258 stores located in Southern California, Northern California and certain areas of the midwest. The Company is one of the largest supermarket companies in the greater Los Angeles area (Los Angeles, Orange, Riverside and San Bernardino counties) in terms of sales and the leading supermarket company serving the high-growth, urban ethnic neighborhoods of the city of Los Angeles. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with a major manufacturing facility, which includes bakery and creamery operations, and a full-line warehouse and distribution facility servicing its Southern California operations.

         The Company was organized by The Yucaipa Companies ("Yucaipa"), a private investment group, in connection with the June 1989 acquisition of Breco Holding Company, Inc. ("BHC"), which owned the Company's Boys, Viva, and Cala stores. Concurrently with the acquisition of BHC (the "BHC Acquisition"), Food 4 Less, Inc. ("FFL"), a corporation controlled by an affiliate of Yucaipa, contributed to the Company all of the outstanding capital stock of Falley's, Inc. ("Falley's"), which owned the Company's Midwestern stores. The Company added six stores to its Northern California Division by acquiring Bell Markets, Inc. ("Bell") on June 30, 1989, and added seven stores to its Southern California Division by acquiring certain operating assets of ABC Market Corp. ("ABC") on January 15, 1990. On June 17, 1991, the Company acquired all of the outstanding capital stock of Alpha Beta Company ("Alpha Beta"), which operated 142 stores in seven Southern California counties (the "Alpha Beta Acquisition"). On March 29, 1994, the Company added ten warehouse format stores (collectively the "Food Barn Stores") to its Midwestern Division which it acquired from Associated Wholesale Grocers, Inc.

         The Company operates both conventional and warehouse format stores under various names. The following table sets forth by retail format the number of stores operated by each of the Company's three divisions at June 25, 1994 (unless otherwise indicated, all references to numbers of stores and other store data in this Annual Report on Form 10-K are as of June 25, 1994):


                                                Southern            Northern
                                               California          California         Midwestern      Total
                                               ----------          ----------         ----------      -----
         Alpha Beta                                129                   -                 -           129
         Boys                                       24                   -                 -            24
         Viva                                       15                   -                 -            15
         Cala                                        -                   9                 -             9
         Bell                                        -                  10                 -            10
         Falley's                                    -                   -                 5             5
                                                   ---                 ---               ---           ---
            Total Conventional                     168                  19                 5           192

         Food 4 Less                                28                   -                33            61
         FoodsCo                                     -                   5                 -             5
                                                   ---                 ---               ---           ---
            Total Warehouse                         28                   5                33            66
                                                   ---                 ---               ---           ---
            Total Stores                           196                  24                38           258
                                                   ===                 ===               ===           ===



RECENT EVENTS

         On September 14, 1994, the Company, its parent company, Food 4 Less Holdings, Inc. ("Holdings"), and the parent company of Holdings, FFL, entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Ralphs Supermarkets, Inc. ("Ralphs") and the stockholders of Ralphs (the "Ralphs Merger"). Pursuant to the terms of the Merger Agreement, the Company will, subject to certain terms and conditions being satisfied or waived, be merged into Ralphs and Ralphs will become a wholly-owned subsidiary of Holdings.

Ralphs operates 168 stores in six Southern California counties. Ralphs had reported sales of $2,730 million, operating income of $152.1 million and earnings before income taxes of $30.3 million for its most recent fiscal year ended January 30, 1994. Conditions to the consummation of the Ralphs Merger include, among other things, receipt of regulatory approvals and other necessary consents and the completion of financing for the transaction. The purchase price for Ralphs is approximately $1.5 billion, including the assumption of debt. The consideration payable to the stockholders of Ralphs consists of $425 million in cash and $100 million initial principal amount of 13% Senior Subordinated Pay-in-Kind Debentures due 2006 to be issued by Holdings. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Ralphs Merger in exchange for the payment of a consulting fee.

         The Ralphs Merger will create the leading supermarket operator in Southern California. The integration of the warehousing, distribution and manufacturing functions are expected to provide efficiencies which should create substantial savings to the merged company. In addition, buying improvements associated with the purchasing volume of the combined companies and consolidation of administrative functions should create further savings. Upon consummation of the Ralphs Merger, the operations and activities of the Company will be significantly impacted due to conversions of the Company's existing Southern California conventional stores to either Ralphs or Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation may result in a restructuring charge and, in conjunction with the Ralphs Merger, the Company intends to determine if there is any impairment of the value of the Company's existing assets and goodwill. The amount of the restructuring charge is not presently determinable due to various factors, including uncertainties inherent in the completion of the Ralphs Merger; however, the restructuring charge may be material in relation to the stockholder's equity and financial position of the Company at June 25, 1994. (See "Southern California Division -- Expansion and Development" and "Item 7 -- Management Discussion and Analysis of Results of Operations and Financial Conditions.")

SOUTHERN CALIFORNIA DIVISION

         The Southern California Division operates 196 supermarkets in Los Angeles, Orange and adjacent counties under the names "Alpha Beta," "Food 4 Less," "Boys," and "Viva." The Company's Southern California stores accounted for 80% of the Company's sales for the fiscal year ended June 25, 1994.

     Store Formats

         The Company caters to the distinctive tastes and preferences of consumers in each of the communities it serves, ranging from urban ethnic communities of Los Angeles served by Boys, Viva and Food 4 Less to the more suburban areas served by Alpha Beta and Food 4 Less. The Company implements this strategy by selecting the merchandise, presentation, department size and layout based on the demographics of a particular store location. This community-oriented business strategy is illustrated by the Southern California Division's principal supermarket formats:

         Conventional Format Stores. The Company's conventional stores are located throughout densely populated areas of Los Angeles, Orange, San Bernardino and Riverside Counties, including both suburban and urban neighborhoods under the names "Alpha Beta," "Boys," and "Viva." The Company's merchandising strategy for conventional stores is tailored to the community each store serves, but emphasizes customer service, quality of merchandise, and a large variety of product offerings in modern store environments. The conventional stores' extensive brand- name product selection is complemented by a range of specialty service departments which include bakeries, delicatessens, service meat counters, seafood departments and floral departments. The conventional stores also emphasize competitive pricing and overall value.

         The Company's urban stores are located in neighborhoods that have been largely underserved by other national and regional supermarket chains. The Company's stores began servicing these neighborhoods over 70 years ago, and the Company is the leading supermarket operator in these areas. These stores emphasize the sale of brand-name products at competitive prices, and in many cases offer specialty grocery items and service departments that cater to the specific preferences in the community. Stores located in urban areas provide useful services which are often not available in competitors' stores, including a courtesy booth at which customers can cash payroll and government checks, pay utility bills, and buy money orders, lottery tickets, and bus passes.

         The Company believes it is the leading operator of supermarkets serving Hispanic communities in the Los Angeles area. Stores which are located in areas with high concentrations of Hispanic consumers, who currently comprise more than 38% of the total population of Los Angeles County, generally feature larger produce and other perishables departments as well as particular meat, grocery and ethnic packaged food products often preferred by many Hispanic consumers. In addition, much of the signage and advertising for these stores is in both Spanish and English. Management believes that its warehouse format stores (as discussed below) as well as its conventional format stores benefit from the Company's expertise in marketing to Hispanic consumers.

         Warehouse Format Stores. The Company operates 28 stores in Southern California which cater to the price-conscious segment of the market in both
urban and suburban areas under the name "Food 4 Less."   Food 4 Less is a
warehouse-style, price impact store which is positioned to offer the lowest overall prices in its marketing areas by passing on to the consumer savings achieved through labor efficiencies and lower overhead and advertising costs associated with the warehouse format, while providing the product selection associated with a conventional format. In-store operations are designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets; for example, merchandise is presented on warehouse style racks in full cartons, reducing labor intensive unpacking, and customers bag their own groceries. Labor costs are also reduced because the stores generally do not have labor-intensive service departments such as delicatessens, bakeries and fresh seafood departments, although they do offer a complete line of fresh meat, fish, produce and baked goods.

         The Food 4 Less format generally consists of large facilities constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts, and, compared to conventional supermarkets, a higher percentage of total store space is devoted to retail selling because the top of the warehouse-style grocery racks on the sales floor are used to store inventory. This reduces the need for large backroom storage. The Food 4 Less warehouse format supermarkets have brightly painted walls and inexpensive signage in lieu of more expensive graphics. In addition, a "Wall of Values" located at the entrance of each store presents the customer with a selection of specially priced merchandise.

         Management believes that there is a significant segment of the market, encompassing a wide range of demographic groups, which prefers to shop in a warehouse format supermarket because of its lowest overall pricing. This belief has been borne out by the overall success of the 163 Food 4 Less and FoodsCo warehouse supermarkets operating in 20 states, including the 66 stores owned and operated by the Company (28 of which are located in Southern California). See "Licensing Operations." The Company plans to continue its rapid growth of the Food 4 Less format by opening 11 new warehouse format stores in fiscal 1995, including four stores in San Diego, a new market for the Company. Moreover, the consummation of the Ralphs Merger could cause the Company to accelerate substantially the planned growth of the Food 4 Less format through the conversion of existing or acquired stores.

     Advertising and Promotion

         The Southern California Division tailors its advertising strategy to the communities it serves, relying heavily on television, radio, major newspapers and weekly advertising circulars. In addition, the Company's advertising and promotion strategy for stores located in urban ethnic neighborhoods, including Hispanic neighborhoods, highlights the merchandise offered in each store by using ethnic radio and local neighborhood newspaper advertising and by delivering weekly advertising circulars customized to particular communities. This allows selected groups of stores to offer special promotions on items that are of particular importance to local shoppers and to be more responsive to local competition. Food 4 Less stores utilize print and radio advertising which emphasizes Food 4 Less' overall low-price leadership, rather than promoting special prices on individual items.

     Purchasing, Manufacturing and Distribution

         In connection with the Alpha Beta Acquisition, the Company entered into a long-term lease, with Alpha Beta's former parent corporation as lessor, of Alpha Beta's centralized manufacturing, warehouse and office facility in La Habra, California. The La Habra complex measures 1,378,083 total square feet over 75 acres and, in addition to serving warehousing, distribution and office functions, houses manufacturing operations which include a bakery and creamery. The 316,000 square foot bakery manufactures a broad line of baked goods, and the creamery processes and bottles milk, cream and other dairy products, fruit juices and drinking water. Shipments from the La Habra facility are made predominantly with the Company's own truck fleet and drivers, supported by an on-site vehicle maintenance facility. See "Item 2 -- Properties."

         Prior to its acquisition by the Company, the La Habra facility had substantial excess capacity in many of its manufacturing and warehousing functions. By combining Alpha Beta's volume requirements with those of Food 4 Less, Boys and Viva, the Company realized increased manufacturing and warehouse efficiencies and buying improvements associated with increased volume. Management believes that the Southern California Division's warehousing and distribution operations offer a number of additional benefits related to the foregoing. These benefits include: (i) rapid turnover at the Company's warehouse permits its stores to offer consistently fresh, high-quality products, (ii) due to frequent deliveries to its stores, the Company is able to reduce in-store stockroom space, thereby increasing available selling space,
(iii) the Company's ability to warehouse merchandise enables it to take advantage of additional buying opportunities on certain items.

         Since the Alpha Beta Acquisition, the Company has entered into several private label licensing arrangements which allow the Company to exclusively utilize recognized brand names in connection with certain goods it manufactures at its La Habra facility or purchases from others, including "Carnation" and "Sunnyside Farms" (dairy products) and "Van de Kamps" (baked goods). In addition, the Company has entered into an agreement to distribute private label dry grocery and frozen products under the "Sunny Select" and "Grocers Pride" labels and has established its own private label, "EQuality," for health and beauty aid products. The Company actively promoted its private label products during fiscal 1994 and management believes that the additional variety, superior quality, and promotional program resulted in an overall increase in private label sales and corresponding gross margin.

         Combined shipments from the La Habra facility and the Company's other Southern California warehouse facilities accounted for approximately 67% of the Southern California Division's total purchases during fiscal 1994. Additional purchases approximating 7% of the division's total during fiscal 1994 were made through Certified Grocers of California, Ltd. ("Certified"), a food distribution cooperative in which the Company is a member. In June 1991, as a result of its increased warehouse capacity at the La Habra facility, the Southern California Division terminated its then-existing supply contract with Certified and is using its other warehouse facility located in Los Angeles for distribution of certain products, including produce. The Company continues to make purchases from Certified.

         In April 1992, the Company formed a joint venture with a subsidiary of Certified which operates a general merchandise warehouse in Fresno, California. This warehouse services the Company's operations in Southern and Northern California and enables the Company to realize greater efficiencies through combined purchasing.

     Store Operations and Retail Systems

         The Southern California Division's store equipment and facilities are generally in excellent condition and are large enough to serve additional customers to the extent that the population of its marketing areas grows. The Alpha Beta, Boys and Viva stores range in size from approximately 15,600 square feet to 58,000 square feet and average approximately 27,600 square feet. The Southern California Food 4 Less stores are generally larger and range in size from approximately 31,000 square feet to 60,100 square feet, and average approximately 47,800 square feet. The Company believes the Southern California Division's central warehouse and distribution system and the design of its stores permit the Company to decrease in-store stockroom space and thereby increase available selling area.

         The Southern California Division's management information systems and optical scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide the Company's management with information that facilitates purchasing and receiving, inventory management, warehouse reordering and management of accounts payable. The Company's Alpha Beta stores currently offer an electronic funds transfer system which allows customers to make purchases, obtain cash and obtain check approvals in transactions linked to their bank accounts. The Company intends to make its electronic funds transfer system available in all Southern California Division stores. In addition, the Company's Alpha Beta stores now offer customers the convenience of making purchases with credit cards.

     Expansion and Development

         The Company has undertaken an extensive program of store remodels, conversions and additions since the Alpha Beta Acquisition which have resulted in a substantially improved store base. As the Company has remodeled existing stores, opened new larger stores and closed smaller marginally performing stores, there has been a net reduction in store count but an increase in average store size. During fiscal 1994, the Southern California Division spent approximately $50.7 million on capital improvements. The Company plans to continue to devote substantial resources during fiscal 1995 and thereafter to this program.

         The Company is able to continuously adjust its store mix in light of changing demographic trends in local marketing areas. Since the Alpha Beta Acquisition, the Company has converted 14 stores from conventional formats to the warehouse format.

         During fiscal 1994, the Company opened one new Food 4 Less store and one new Alpha Beta store in Southern California, converted six stores from conventional formats to the Food 4 Less format, and remodeled 15 stores, including 11 Alpha Beta stores. From time to time, the Company closes or sells marginal operating stores. During fiscal 1994, the Company closed 3 stores in the Southern California Division.

         The Company plans to expand the Southern California Division by acquiring existing stores and constructing new ones. The Ralphs Merger, which is subject to the receipt of regulatory approvals and other necessary consents and financing of the transaction, would add up to 168 stores and more than double the sales volume of the Southern California Division. The Company intends to continue to focus its new store construction and store conversion efforts during fiscal 1995 and future years on the Food 4 Less format, including in urban areas, as Food 4 Less stores have proven to have a strong appeal to value-conscious consumers across a wide range of demographic groups. To this end, the Company plans to continue its store expansion program in Southern California by opening 16 new stores during fiscal 1995 (including 11 Food 4 Less stores, of which four will be located in San Diego, a new market for the Company), and additional stores in subsequent years. Moreover, the consummation of the Ralphs Merger could cause the Company to accelerate substantially the planned growth of the Food 4 Less format through the conversion of existing or acquired stores. Remodeling activity during fiscal 1995 will be focused on the conventional formats, which comprise 168 of the Company's 196 Southern California stores. All 12 of the planned remodels over the next year will be conventional format stores. The Company's merger, expansion, remodel and conversion efforts have required, and will continue to require, the funding of significant capital expenditures. See Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         The following table sets forth the development of the Company's Southern California Division supermarkets since July 1989:

                                           53 Weeks      52 Weeks      52 Weeks        52 Weeks       52 Weeks
                                             Ended         Ended         Ended           Ended          Ended
                                           June 30,      June 29,      June 27,        June 26,       June 25,
                                             1990          1991          1992            1993           1994
                                           --------      --------      --------        --------       --------
         Number of stores:
            Beginning                            53            66           209             200            197
            Built                                 7             4             2               8(c)           2
            Acquired                              7           142             -             -                -
            Sold/Closed                          (1)           (3)          (11)(b)         (11)            (3)
                                           --------      --------       -------          ------         ------

            Ending                               66           209           200             197            196
                                            =======       =======       =======          ======         ======

            Remodeled or expanded(a)             14            16            31              31             21

         Average square feet/store           34,000        28,700        29,900          30,200         30,500
         Annual sales/selling square feet      $588          $650          $559            $553           $505

         __________________
         (a) Does not reflect remodels or expansions of stores prior to their acquisition by the Company.
         (b) Includes five stores which closed as a result of the April 1992 civil unrest in Los Angeles.
         (c) Includes the reopening of one store which closed as a result of the April 1992 civil unrest in Los Angeles.

NORTHERN CALIFORNIA DIVISION

         The Northern California Division operates 19 conventional supermarkets in the greater San Francisco Bay Area under the names "Cala" and "Bell," and five warehouse format stores under the "FoodsCo" name. Management believes that the Northern California Division has excellent store locations in the city of San Francisco that are very difficult to replicate. Management also believes that the Northern California Division's stores, which have operated in the San Francisco Bay Area for over 25 years, have a reputation for offering high quality service and merchandise.

     Marketing Strategy

         The Northern California Division's conventional store strategy is to attract customers through its convenient locations, broad product line and emphasis on quality and service. Its stores offer an extensive assortment of nationally advertised name brand products. They also contain departments dedicated to dry groceries, produce, meat, seafood, dairy products, wine and liquor, and limited assortments of general merchandise and health and beauty aids. Certain of the Bell stores, which are larger than the Division's other conventional stores, also have a variety of service departments, including in-store bakeries, delicatessens with fresh and prepared foods and fresh seafood departments. These products and services generally carry higher margins than traditional grocery products. The FoodsCo stores emphasize lowest overall prices rather than promoting special prices on individual items.

         Many of the Northern California Division's stores are located in urban residential neighborhoods of the city of San Francisco that have a varying and distinct ethnic character. Consequently, the Northern California Division customizes the merchandise and service departments in each of those stores to appeal to the tastes of local residents. The Northern California Division's suburban stores are generally larger than its urban stores, and offer an expanded selection of food and other merchandise, together with full service delicatessen and bakery departments.

         The Northern California Division's advertising and promotion strategy highlights the reduced price specials offered in its stores. The Northern California Division advertises in the major San Francisco newspapers and uses local neighborhood newspaper advertising to alert customers to the values offered in its stores. In addition, the Northern California Division delivers weekly advertising circulars, each customized to particular stores, allowing it to offer special promotions on items that are of particular importance to local shoppers. The Northern California Division also uses limited radio advertising.

     Store Operations and Retail Systems

         The Northern California Division's conventional stores range in size from approximately 8,900 square feet to 32,800 square feet, and average approximately 19,400 square feet. The Northern California Division's warehouse stores range in size from approximately 30,000 square feet to 59,600 square feet, and average approximately 37,900 square feet. The Northern California Division's management information systems and optical scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide the Company's management with information that facilitates purchasing and receiving, inventory management, warehouse reordering, and management of accounts payable.

     Purchasing and Distribution

         The Northern California Division purchases merchandise from a number of suppliers; however, approximately 39% of its purchases are made through Certified pursuant to two supply contracts. No vendor other than Certified provides a material percentage of the goods or services purchased by the Northern California Division.

         The Northern California Division does not operate its own warehouse facilities, relying instead on direct delivery to its stores by Certified and other vendors. Frequent deliveries by Certified and by the suppliers of produce and fresh meats enable the Northern California Division's stores to maintain the quality of the fresh foods it offers while maximizing in-store selling space. Since December 1989, the Southern California Division's warehouse facilities have supplied a portion of the merchandise sold in the Northern California Division stores.

     Expansion and Development

         In fiscal 1990, the Northern California Division initiated a remodeling program to upgrade its stores and to increase profitability. The Company remodeled 15 stores during the past five fiscal years, and opened five new stores during the past four fiscal years. During fiscal 1994, the Company opened one new warehouse store, converted three existing stores to the warehouse format and remodeled one conventional format store. In addition, the Company plans to open one additional warehouse format store and remodel two conventional format stores during fiscal 1995. Management plans to further expand the Northern California Division in the future by acquiring existing stores and constructing new stores, including warehouse stores. The Northern California Division Food 4 Less warehouse stores were renamed as FoodsCo warehouse stores in fiscal 1994 following the sale by the Company of rights to use the "Food 4 Less" name in Northern California to Fleming Companies, Inc. See "Licensing Operations" for further discussion of the amendment to the Fleming license.

         The following table sets forth the development of the Company's Northern California Division supermarkets since July 1989:

                                           53 Weeks    52 Weeks    52 Weeks     52 Weeks    52 Weeks
                                            Ended       Ended       Ended        Ended       Ended
                                           June 30,    June 29,    June 27,     June 26,    June 25,
                                             1990        1991        1992         1993        1994
                                           --------    --------    --------     --------    --------
         Number of stores:
            Beginning                            23          22          22           21          23
            Built                                 -           1           1            2           1
            Acquired                              -           -           -            -           -
            Sold/Closed                          (1)         (1)         (2)           -           -
                                           --------    --------    --------       ------      ------

            Ending                               22          22          21           23          24
                                            =======     =======     =======      =======      ======

            Remodeled or expanded                 2           5           3            1           4

         Average square feet/store           20,000      20,400      20,600       22,800      23,300
         Annual sales/selling square feet      $719        $726        $719         $712        $678


MIDWESTERN DIVISION

         The Midwestern Division operates 38 stores, of which 33, including the Food Barn Stores, are warehouse format stores operated under the "Food 4 Less" name, and five are conventional supermarkets operated under the "Falley's" name. Of these 38 stores, 34 are located in Kansas and four are located in Missouri. The Company's Food 4 Less stores offer national brand name grocery products, fresh meat and produce, general merchandise and other items, including health and beauty aids, at prices typically lower than those offered by conventional supermarkets. Management believes the Food 4 Less warehouse format stores are the low-price leaders in each of the markets in which they compete.

     Marketing Strategy

         The Midwestern Division's Food 4 Less warehouse format supermarkets, introduced in 1973, cater to consumers in the price-conscious segment of the market by offering lower prices than conventional supermarkets. Such lower prices are achieved through the labor efficiencies and lower overhead and advertising costs associated with the warehouse format. See "Southern California Division -- Store Formats -- Warehouse Format Stores" for more information on the business strategy of Food 4 Less warehouse format supermarkets.

     Store Operations and Retail Systems

         The store equipment and facilities of the Midwestern Division's stores are generally in excellent condition. Its Food 4 Less warehouse format stores range in size from approximately 8,800 square feet to 60,200 square feet and average approximately 37,300 square feet. The Company's computer-based merchandising systems permit quick and accurate accounting for customer purchases, reduce the labor costs otherwise attributable to product pricing and customer check-out and provide the Company's management with substantial information which facilitates, among other things, purchasing and receiving, inventory management, and management of accounts payable.

     Purchasing and Distribution

         The Midwestern Division's primary supplier is Associated Wholesale Grocers ("AWG"), a member-owned wholesale grocery cooperative based in Kansas City. The Midwestern Division purchases approximately 73% of the merchandise sold in its stores from AWG. Management believes that, as AWG's largest single customer, the Midwestern Division has significant buying power, allowing it to provide a broader product line more economically than it could if it maintained its own full-line warehouse. No vendor other than AWG provides a material percentage of the goods or services purchased by the Midwestern Division.

         The Midwestern Division produces approximately 50% of all case-ready fresh meat items sold in its stores at its central meat plant located in Topeka, Kansas. Management believes that the Company's meat plant provides it with a competitive advantage in that it is able to ensure that its supermarkets have a consistent supply of fresh, high quality meats.

         Both Food 4 Less and Falley's stores receive frequent direct deliveries from AWG, the Division's other vendors and its meat plant, which enable the Midwestern Division's stores to stock fresh foods without operating a central warehouse.

     Expansion and Development

         The Company intends to focus its Midwestern Division expansion primarily on its Food 4 Less operations. While the Company expects to construct new stores, it may also expand operations by purchasing existing Food 4 Less stores from unaffiliated licensees, or by acquiring existing supermarkets and converting them to the Food 4 Less warehouse format.

         During fiscal 1994, the Company acquired the Food Barn Stores now operated as Food 4 Less warehouse stores. This acquisition increased the Midwestern Division's Food 4 Less warehouse store count from 23 at June 26, 1993 to 33 at June 25, 1994. In addition, the Company remodeled three stores (including one Food 4 Less warehouse store) during fiscal 1994.

         During fiscal 1995, the Company plans to remodel or expand 11 Food 4 Less warehouse stores. Included in the remodel plans for fiscal 1995 are six Food Barn Stores (two of which were in progress at June 25, 1994).

         The following table sets forth the development of the Company's Midwestern Division supermarkets since July 1989:

                                           53 Weeks      52 Weeks      52 Weeks       52 Weeks       52 Weeks
                                             Ended         Ended         Ended          Ended          Ended
                                           June 30,      June 29,      June 27,       June 26,       June 25,
                                             1990          1991          1992           1993           1994
                                           --------      --------      --------       --------       --------
         Number of stores:
            Beginning                            23            27            28             28             28
            Built                                 1             1             1              -              -
            Acquired                              3             -             -              -             10
            Sold/Closed                           -             -            (1)             -              -
                                           --------      --------      --------       --------       --------

            Ending                               27            28            28             28             38
                                            =======       =======       =======        =======       ========

            Remodeled or expanded                 2             5             -              -              3

         Average square feet/store           35,600        36,000        36,300         36,300         35,700
         Annual sales/selling square feet      $383          $372          $344           $342           $315

COMPETITION

         The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors in each of its operating divisions include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and "super centers." Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate.

         The Southern California Division competes with several large national and regional chains, principally Albertsons, Hughes, Lucky, Ralphs, Smith's, Stater Bros., and Vons, and with smaller independent supermarkets and grocery stores as well as warehouse clubs and other "alternative format" food stores. The Northern California Division competes with large national and regional chains, principally Lucky and Safeway, and with independent supermarket and grocery store operators and other retailers, including "alternative format" stores. The Midwestern Division's supermarkets compete with several national and regional supermarket chains, principally Albertson's, Dillons and Hypermarket USA, as well as independent and "alternative format" stores. The Company positions its Food 4 Less warehouse format supermarkets as the overall low-price leader in each marketing area in which they operate.

EMPLOYEES

         The Company believes that its relationship with its employees is excellent. At June 25, 1994, the Company had a total of 14,687 employees, as shown in the table below.

                                                            Southern     Northern
                                                           California   California    Midwestern       Total
                                                           ----------   ----------    ----------     ---------
         Administrative                                           582           56            48           686
         Warehouse, manufacturing and transportation            1,298            -            51         1,349
         Stores                                                 9,988        1,201         1,463        12,652
                                                               ------        -----         -----        ------
              Total                                            11,868        1,257         1,562        14,687
                                                               ======        =====         =====        ======


         Of the Company's 14,687 total employees at June 25, 1994, 11,882 were covered by union contracts, principally with the United Food and Commercial Workers Union (the "UFCW"). The table below sets forth information regarding the Company's union contracts which cover more than 100 employees.

                 UNION                             NUMBER OF EMPLOYEES COVERED       DATE(S) OF EXPIRATION
- - ----------------------------------------         -------------------------------     ---------------------
UFCW                                             7,908 Southern California              October 3, 1996
                                                   Division clerks and
                                                   meatcutters
Hospital and Service Employees                   299 Southern California                January 19, 1997
                                                   Division store porters
International Brotherhood of Teamsters           886 Southern California                September 13, 1998
                                                   Division produce drivers
                                                   and warehousemen
UFCW                                             971 Northern California                February 28, 1995
                                                   Division clerks and
                                                   meatcutters
UFCW                                             1,532 Southern California              February 25, 1996
                                                   Division clerks and
                                                   meatcutters
Bakery and Confectionery Workers                 192 Southern California                July 8, 1995
                                                   Division bakers

LICENSING OPERATIONS

         The Company owns the "Food 4 Less" trademark and service mark and licenses the "Food 4 Less" name for use by others. In fiscal 1994, earnings from licensing operations were approximately $270,000. An exclusive license with the right to sublicense the "Food 4 Less" name in all areas of the United States except Arkansas, Iowa, Illinois, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin, the upper peninsula of Michigan, certain portions of Kansas, Missouri, and Tennessee has been granted to Fleming Companies, Inc. ("Fleming"), a major food wholesaler and retailer. In August of 1993, the Company amended (the "Amendment") its licensing agreement with Fleming to give Fleming exclusive use of the Food 4 Less name in Northern California and the Company exclusive use in Southern California. Fleming paid the Company a fee of $1.9 million for the Amendment. With the exception of Northern California, and subject to the Amendment and certain proximity restrictions, the Company retains the right to open and operate its own "Food 4 Less" warehouse supermarkets throughout the United States. As of June 25, 1994, there were 158 Food 4 Less warehouse supermarkets in 20 states, including the 61 stores owned or leased and operated by the Company. Of the remaining 97 stores, Fleming operates three under license, 67 are operated under sublicenses from Fleming and 27 are operated by other licensees.


ITEM 2.  PROPERTIES

         At June 25, 1994 the Company operated 258 supermarkets, as set forth in the table below:

                                                          Number of
                                                        Supermarkets                                Average
                                                        ------------                 Total        Square Feet/
         Division                                    Owned         Leased         Square Feet       Facility
         --------                                    -----         ------         -----------     ------------
         Southern California                           6(a)          190          5,974,000          30,500
         Northern California                           -              24            559,000          23,300
         Midwestern                                    2(b)           36          1,357,000          35,700

         ______________________
         (a) Includes one store located on real property subject to a ground lease.
         (b) Includes one store that is partially owned and partially leased.


         Most of the Southern California Division's store locations are held pursuant to long-term leases, many of which, in the opinion of management, have below-market rental rates or other favorable lease terms. The average remaining term (including all renewal options) of the Company's supermarket leases is approximately 27 years.

         In addition to its supermarkets, the Company operates two warehouse facilities. The largest of such facilities is the Company's central office, manufacturing and warehouse complex in La Habra, California, which occupies 1,378,083 total square feet over 75 acres. The Company has entered into a ten-year lease of the La Habra property (which may be extended for up to 25 years at the election of the Company) with American Food and Drug, Inc. ("AFDI"), a subsidiary of American Stores Company, and has an option to purchase such property during the term of the lease, which was entered into at the closing of the Alpha Beta Acquisition. Four of the Company's supermarkets are also leased from AFDI under leases also entered into at the closing of the Alpha Beta Acquisition.

         In addition to the La Habra facility, the Company leases a 321,000 square foot warehouse in Los Angeles. This warehouse, which was formerly owned by the Company, was the subject of a sale leaseback arrangement entered into by the Company in August 1990. The Company uses this warehouse for distribution of certain products, including produce. The Company has subleased a 127,000 square foot warehouse which was previously used by the Company prior to the Alpha Beta Acquisition.


ITEM 3.  LEGAL PROCEEDINGS

         In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in and to fix the price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. To date, the Court has yet to certify any of these classes, while a demurrer to the complaints was denied. The Company will vigorously defend itself in these class action suits.

         In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of September 23, 1994, there was one holder of record of the Common Stock.

         The Company has never paid and does not expect in the foreseeable future to pay any dividends on its Common Stock. The indentures governing the Company's Senior Subordinated Notes due 2001 (the "Subordinated Notes") and its Senior Notes due 2000 (the "Senior Notes") contain certain restrictions on the payment of cash dividends with respect to the Company's Common Stock, and the Company's bank credit facility prohibits all such payments.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

THE COMPANY

         The following table sets forth certain selected consolidated historical financial data of the Company. The operating results of the Company for the 52 weeks ended June 29, 1991 include the results of Alpha Beta from June 17, 1991, the date of its acquisition by the Company. The operating and balance sheet data of the Company set forth in the table below as of and for the 52 weeks ended June 25, 1994, the 52 weeks ended June 26, 1993, the 52 weeks ended June 27, 1992, the 52 weeks ended June 29, 1991 and the 53 weeks ended June 30, 1990 have been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The following information should be read in conjunction with the historical financial statements of the Company and related notes and "Item 7 -- Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.

                                    53 Weeks          52 Weeks             52 Weeks              52 Weeks           52 Weeks
                                     Ended             Ended                Ended                 Ended              Ended
                                    June 30,          June 29,             June 27,              June 26,           June 25,
                                      1990            1991(a)                1992                  1993              1994(g)
                                   ----------        ----------           ----------            ----------         ----------
                                                          (dollars in thousands, except store data)
Operating Data:
Sales                              $1,318,171        $1,606,559           $2,913,493            $2,742,027         $2,585,160
Cost of sales (b)                     992,627         1,203,717            2,156,503             2,033,366          1,896,294
                                   ----------        ----------           ----------            ----------         ----------
Gross profit (b)                      325,544           402,842              756,990               708,661            688,866
Selling, general, administrative
   and other expenses and
   depreciation and amortization      284,890           357,507              717,294               670,730            621,948
                                   ----------        ----------           ----------            ----------         ----------
Operating income (b)                   40,654            45,335               39,696                37,931             66,918
Interest expense                       49,760            48,722               65,251                63,867             62,414
Provision for earthquake losses             -                 -                    -                     -              4,504(e)
Provision for income taxes                986             2,505                3,441                 1,427              2,700
                                   ----------        ----------           ----------            ----------         ----------
Loss before
   extraordinary charges              (10,092)           (5,892)             (28,996)              (27,363)            (2,700)
Extraordinary charges                       -             3,757 (c)            4,818 (d)                 -                  -
                                   ----------        ----------           ----------            ----------         ----------
Net loss                           $  (10,092)       $   (9,649)          $  (33,814)           $  (27,363)        $   (2,700)
                                   ==========        ==========           ==========            ==========         ==========

Non-Cash Charges:
Depreciation and amortization
   of property and equipment       $   17,373        $   20,399           $   37,898            $   37,426         $   41,380
Amortization of goodwill and
   other assets                         8,423            11,453               16,979                20,214             15,703
Amortization of deferred
    financing costs                     4,085             5,177                6,304                 4,901              5,472

Store Data:
Stores at end of period                   115               259                  249                   248                258
Annual sales per
   selling square foot             $      552        $      584          $       538           $       533         $      481

Balance Sheet Data
   (end of period)(f):
Working capital (deficit)          $  (40,527)       $   13,741          $   (66,254)          $   (19,222)        $  (54,882)
Total assets                          574,741           979,958              998,451               957,840            980,080
Total long-term debt                  350,456           540,759              509,829               522,440            495,942
Redeemable stock                        5,101                 -                    -                     -                  -
Stockholder's equity                   20,643            84,557               50,771                72,863             69,021


                                               (See footnotes on following page)

(a) Operating data for the 52 weeks ended June 29, 1991 include the results of Alpha Beta from June 17, 1991, the date of its acquisition only. Alpha Beta's sales for the two weeks ended June 29, 1991 were $59.2 million.

(b) Cost of sales has been principally determined using the last-in, first-out ("LIFO") method. If cost of goods sold had been determined using the first-in, first-out ("FIFO") method, gross profit and operating income would have been greater by $1,999,000, $2,118,000, $3,554,000, $4,441,000 and $699,000 for the 53 weeks ended June 30,
         1990, and the 52 weeks ended June 29, 1991, June 27, 1992, June 26, 1993, and June 25, 1994, respectively.

(c) Represents an extraordinary charge of $3.8 million (net of related income tax benefit of $2.5 million) relating to the refinancing of the Company's former bank credit facility (the "Old Credit Agreement") and the Company's Senior Subordinated Increasing Rate Notes due 1996 (the "IRNs") in connection with the Alpha Beta Acquisition and the write-off of related debt issuance costs.

(d) Represents an extraordinary net charge of $4.8 million reflecting the write-off of $6.7 million (net of related income tax benefit of $2.5 million) of deferred financing costs as a result of the early redemption of a portion of the Company's Bank Term Loan, partially offset by a $1.9 million extraordinary gain (net of a related income tax expense of $0.7 million) on the replacement of partially depreciated assets following the civil unrest in Los Angeles.

(e) On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or damage to the affected stores. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured, subject to deductibles, against earthquake losses (including business interruption). The pre-tax charge to earnings, net of insurance claims, was approximately $4.5 million.

(f) Balance sheet data as of June 30, 1990 relate to the Company and includes the effect of the BHC Acquisition and the related transactions, as well as the acquisitions of Bell and ABC. Balance sheet data as of June 29, 1991, June 27, 1992, and June 26, 1993 relate to the Company and reflect the Alpha Beta Acquisition and the financings and refinancings associated therewith. Balance sheet data as of June 25, 1994 relate to the Company and reflect the Food Barn Acquisition.

(g) Operating data for the 52 weeks ended June 25, 1994 include the results of the Food Barn Stores, which were not material, from March 29, 1994, the date of the Food Barn Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth the historical operating results of the Company for the 52 weeks ended June 27, 1992, June 26, 1993, and June 25, 1994:

                                                 52 Weeks Ended         52 Weeks Ended       52 Weeks Ended
                                                  June 27, 1992         June 26, 1993        June 25, 1994
                                                 ----------------      -----------------    -----------------
                                                                    (dollars in millions)
Sales                                            $2,913.5   100.0%     $2,742.0    100.0%   $2,585.2    100.0%
Gross profit                                        757.0    26.0         708.6     25.8       688.9     26.6
Selling, general, administrative
   and other expenses                               662.4    22.8         613.1     22.3       564.9     21.8
Depreciation and amortization                        54.9     1.9          57.6      2.1        57.1      2.2
Operating income                                     39.7     1.3          37.9      1.4        66.9      2.6
Interest expense                                     65.3     2.2          63.9      2.3        62.4      2.4
Provision for earthquake losses                       0.0     0.0           0.0      0.0         4.5      0.2
Provision for income taxes                            3.4     0.1           1.4      0.1         2.7      0.1
Loss before extraordinary charges                    29.0    -1.0          27.4     -1.0         2.7     -0.1
Extraordinary charges                                 4.8     0.2           0.0      0.0         0.0      0.0
Net loss                                             33.8    -1.2          27.4     -1.0         2.7     -0.1


COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JUNE 25, 1994 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JUNE 26, 1993.

         Sales. Sales decreased $156.8 million or 5.7% from $2,742.0 million in the 52 weeks ended June 26, 1993 to $2,585.2 million in the 52 weeks ended June 25, 1994. The decrease in sales resulted primarily from a 6.9% decline in comparable store sales. The decline in comparable store sales primarily reflects (i) the weak economy in Southern California, (ii) lower levels of price inflation in certain key food product categories, and (iii) competitive factors, including new stores, remodeling and recent pricing and promotional activity. This decrease in sales was partially offset by sales from new and remodeled stores opened or acquired during fiscal 1994.

         Gross Profit. Gross profit increased as a percent of sales from 25.8% in the 52 weeks ended June 26, 1993 to 26.6% in the 52 weeks ended June 25, 1994. The increase in gross profit margin was attributable to improvements in product procurement and an increase in vendors' participation in the Company's promotional costs. These improvements were partially offset by an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 45 at June 26, 1993 to 66 at June 25, 1994, and the effect of the fixed cost component of gross profit as compared to a lower sales base.

         Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses, excluding depreciation and amortization ("SG&A") were $613.1 million and $564.9 million for the 52 weeks ended June 26, 1993 and June 25, 1994, respectively. SG&A decreased as a percent of sales from 22.3% to 21.8% for the same periods. The Company experienced a reduction of workers' compensation and general liability self-insurance costs of $18.2 million due to continued improvement in the cost and frequency of claims. The improved experience was due primarily to cost control programs implemented by the Company, including awards for stores with the best loss experience, specific achievable goals for each store, and increased monitoring of third-party administrators, and, to a lesser extent, a lower sales base which reduced the Company's exposure. In addition, the Company maintained tight control of administrative expenses and store level expenses, including payroll (due primarily to increased productivity), advertising, and other controllable store expenses. Because the Company's warehouse stores have lower SG&A than conventional stores, the increase in the number of warehouse stores, from 45 at June 26, 1993 to 66 at June 25, 1994, also contributed to decreased SG&A.

         The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1993, employers contributing to UFCW health and welfare plans are to receive a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves was $24.2 million, of which the Company recognized $8.1 million in fiscal 1994 and the remainder of which will be recognized as the credits are taken in the future. Offsetting the reduction in employer contributions was a $5.5 million contract ratification bonus and contractual wage increases.

         The reduction in SG&A as a percentage of sales was partially offset by the effect of the fixed cost component of SG&A as compared to a lower sales base.

         Depreciation and Amortization. Depreciation and amortization decreased $0.5 million from $57.6 million to $57.1 million for the 52 weeks ended June 26, 1993 and June 25, 1994, respectively. Depreciation and amortization decreased primarily as a result of a decrease in amortizable assets, partially offset by an increase in depreciable assets resulting from new stores and remodels completed during fiscal 1994.

         Interest Expense. Interest expense (including amortization of deferred financing costs) decreased $1.5 million from $63.9 million to $62.4 million for the 52 weeks ended June 26, 1993 and June 25, 1994, respectively. The decrease in interest expense is due primarily to reduced borrowings under the Revolving Credit Facility and the Bank Term Loan.

         Provision for Earthquake Losses. On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption), subject to certain deductibles. The pre-tax financial impact, net of insurance claims, was approximately $4.5 million.

         Net Loss. Primarily as a result of the factors discussed above, the Company's net loss decreased from $27.4 million in fiscal 1993 to $2.7 million in fiscal 1994.

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JUNE 26, 1993 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JUNE 27, 1992.

         Sales. Sales decreased $171.5 million or 5.9% from $2,913.5 million in the 52 weeks ended June 27, 1992 to $2,742.0 million in the 52 weeks ended June 26, 1993, primarily as a result of a 5.1% decline in comparable store sales and a net reduction in the Company's total store count of one store at June 26, 1993 compared to June 27, 1992. Management believes that the decline in comparable store sales is attributable to (i) the weak economy in Southern California, and, to a lesser extent, in the Company's other operating areas,
(ii) lower levels of price inflation in certain key food categories, and (iii) increased competitive store openings in Southern California.

         Gross Profit. Gross profit decreased as a percent of sales from 26.0% in the 52 weeks ended June 27, 1992 to 25.8% in the 52 weeks ended June 26, 1993 primarily as a result of an increase in the number of Food 4 Less warehouse stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores), from 34 stores in fiscal 1992 to 45 stores in fiscal 1993, and as a result of the fixed cost component of gross profit as compared to a lower sales base, partially offset by increases in relative margins allowed by competitive conditions, improvements in the procurement function, and cost savings and operating efficiencies associated with the Company's warehousing and manufacturing facilities.

         Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses, excluding depreciation and amortization ("SG&A") were $662.4 million and $613.1 million for the 52 weeks ended June 27, 1992 and June 26, 1993, respectively. SG&A decreased as a percent of sales from 22.8% to 22.3% for the same periods as a result of tight control of direct store expenses, primarily payroll costs, the impact in fiscal 1992 of a $12.8 million non-cash self-insurance adjustment to increase reserves partially offset by market- wide contractual increases in union wages, increases in workers' compensation costs in fiscal 1993 primarily associated with the new law which took effect in 1990, and the fixed cost component of SG&A being compared to a lower sales base.

         Depreciation and Amortization. Depreciation and amortization increased $2.7 million from $54.9 million to $57.6 million for the 52 weeks ended June 27, 1992 and June 26, 1993, respectively, due to the increase in depreciable and amortizable assets principally resulting from new stores and store remodels completed in fiscal 1992 and fiscal 1993.

         Interest Expense. Interest expense (including amortization of deferred financing costs) decreased $1.4 million from $65.3 million to $63.9 million for the 52 weeks ended June 27, 1992 and June 26, 1993, respectively. The decrease in interest expense is due to the reduction of indebtedness as a result of amortization payments combined with decreasing interest rates on the Term Loan, partially offset by higher interest expense incurred in connection with the 10.45% Senior Notes due 2000, which replaced lower cost debt under the Credit Agreement.

         Loss Before Extraordinary Charge. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charge decreased from $29.0 million in fiscal 1992 to $27.4 million in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations, amounts available under the Revolving Credit Facility and leases are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital needs and debt service requirements during fiscal 1995. There can be no assurance that the Company will continue to generate cash flow from operations at current levels or that it will be able to make future borrowings under the Revolving Credit Facility.

         The Ralphs Merger, which is subject to, among other things, receipt of regulatory approvals and other necessary consents and the completion of the financing for the transaction, will require the issuance of significant additional equity by FFL, the issuance of new debt securities by the Company and Holdings and the incurrence of additional bank financing by the Company. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $150 million in FFL stock, and the bank financing would be made pursuant to a commitment by Bankers Trust Company to provide up to $1,225 million in such financing. In connection with the receipt of new financing, the Company and Holdings will also be required to complete certain exchange offers, consent solicitations and/or other transactions with the holders of the currently outstanding debt securities. The Ralphs purchase price is approximately $1.5 billion, including the assumption of debt. The consideration payable to the stockholders of Ralphs consists of $425 million in cash and $100 million initial principal amount of 13% Senior Subordinated Pay-in-Kind Debentures due 2006 to be issued by Holdings. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Ralphs Merger in exchange for the payment of a consulting fee. (See "Item 1 -- Business -- Recent Events.")

         During the 52-week period ended June 25,1994, the Company generated approximately $87.8 million of cash from its operating activities compared to $16.5 million used by operating activities for the 52 weeks ended June 26, 1993. The improvement is due primarily to changes in operating assets and liabilities and an increase in operating income for the 52 weeks ended June 25,
1994 compared to the 52 weeks ended June 26, 1993.   The Company's principal
use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At June 25, 1994, this resulted in a working capital deficit of $54.9 million.

         Cash used for investing activities was $55.8 million for the 52 weeks ended June 25, 1994. Investing activities consisted primarily of capital expenditures of $57.5 million, partially offset by $9.3 million of sale/leaseback transactions, and $11.1 million of Food Barn Acquisition costs. The capital expenditures, net of the proceeds from sale/leaseback transactions, and the Food Barn Acquisition costs were financed from cash provided by operating activities.

         The capital expenditures discussed above were made to build 12 new stores (three of which have been completed) and remodel or convert 28 stores (all of which have been completed). The Company currently anticipates that its aggregate capital expenditures for fiscal 1995 will be approximately $59.3 million. Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and
through leasing transactions.   At June 25, 1994, the Company had approximately
$2.5 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions, including the Ralphs Merger or related store conversion costs, which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash used by financing activities was $24.2 million for the 52 weeks ended June 25, 1994, which consisted primarily of an $11.4 million repayment of the Term Loan and repayment of the $4.9 million of borrowings outstanding on the Revolving Credit Facility at June 26, 1993. At September 20, 1994, there were no borrowings outstanding under the $70 million Revolving Credit Facility, and $48.1 million of standby letters of credit had been issued under the $55 million Letter of Credit Facility.

         The Company is highly leveraged. At June 25, 1994, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $517.9 million and $69.0 million, respectively. For the 52 weeks ended June 25, 1994, the ratio of earnings to fixed charges was 1.0.

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

         The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors in each of its operating divisions include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and "super centers." Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate.

         The Southern California Division competes with several large national and regional chains, principally Albertsons, Hughes, Lucky, Ralphs, Smith's, Stater Bros., and Vons, and with smaller independent supermarkets and grocery stores as well as warehouse clubs and other "alternative format" food stores. The Northern California Division competes with large national and regional chains, principally Lucky and Safeway, and with independent supermarket and grocery store operators and other retailers, including "alternative format" stores. The Midwestern Division's supermarkets compete with several national and regional supermarket chains, principally Albertson's, Dillons and Hypermarket USA, as well as independent and "alternative format" stores. The Company positions its Food 4 Less warehouse format supermarkets as the overall low-price leader in each marketing area in which they operate.

SUBSIDIARY REGISTRANTS

         Separate financial statements of the Company's subsidiaries (collectively, the "Subsidiary Guarantors") are neither included herein nor otherwise filed on Form 10-K because such Subsidiary Guarantors are jointly and severally liable as guarantors of the Company's Senior Notes and Subordinated Notes, and the aggregate assets, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, earnings and equity of the Company on a consolidated basis.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Schedules on page
31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers and directors of the Company. Directors serve until the election and qualification of their successors.

         NAME                                      AGE                       POSITION
         ----                                      ---                       --------
    Ronald W. Burkle*   . . . . . . . . . . .      41           Director, Chairman of the Board and Chief Executive
                                                                Officer

    George G. Golleher*   . . . . . . . . . .      46           Director, President and Chief Operating Officer

    Joe S. Burkle*  . . . . . . . . . . . . .      71           Director and Executive Vice President

    Greg Mays   . . . . . . . . . . . . . . .      48           Executive Vice President - Finance/Administration and
                                                                Chief Financial Officer

    Harley DeLano   . . . . . . . . . . . . .      57           President - Cala Foods

    Mark A. Resnik  . . . . . . . . . . . . .      47           Director, Vice President and Secretary

    _____________
    *  Member of Executive Committee of Board of Directors.

         Ronald W. Burkle has been a Director and the Chairman of the Board and Chief Executive Officer of the Company since its inception in 1989. Mr. Burkle co-founded Yucaipa in 1986 and has served as Director, President and Chief Executive Officer of FFL since 1987. From 1986 to 1988, Mr. Burkle was Chairman and Chief Executive Officer of Jurgensen's, a Southern California gourmet food retailer. Before joining Jurgensen's, Mr. Burkle was a private investor in Southern California. Mr. Burkle is the son of Joe S. Burkle.

         Joe S. Burkle has been a Director and Executive Vice President of the Company since its inception in 1989, and has been a Director and President of Falley's since 1987. Mr. Burkle began his career in the supermarket industry in 1946, and served as President and Chief Executive Officer of Stater Bros. Markets, a Southern California supermarket chain. Prior to 1987, Mr. Burkle was a private investor in Southern California. Mr. Burkle is the father of Ronald W. Burkle.

         George G. Golleher has been a Director of the Company since its inception in 1989 and has been President and Chief Operating Officer of the Company since January 1990. Mr. Golleher joined the Company in 1984 as Vice President - Finance, and from 1986 through 1989 he served as Senior Vice President - Finance and Administration.

         Greg Mays became Executive Vice President - Finance and Administration, and Chief Financial Officer of the Company in December 1992. From 1989 until 1991, Mr.Mays was Chief Financial Officer of Almac's and, from 1991 to December 1992, President and Chief Financial Officer of Almac's. From April 1988 to June 1989, Mr.Mays was Chief Financial Officer of F4L Modesto and Cala Foods, Inc. ("Cala Foods").

         Mark A. Resnik, a Director and the Vice President and Secretary of the Company since its inception in 1989, co-founded Yucaipa in 1986 and has been a Director, Vice President and Secretary of FFL and Falley's since 1987. From 1986 until 1988, Mr. Resnik served as a Director, Vice President and Secretary for Jurgensen's.

From 1983 through 1986, Mr. Resnik served as a Director, Vice President, Secretary and General Counsel of Stater Bros. Markets.

         Harley DeLano is President of Cala Foods, Inc. and has been since 1990. Mr. DeLano was General Manger of ABC from 1980 to 1990.

         The Company does not currently intend to pay any fees or remuneration to its directors for service on the board or any board committee, but will reimburse directors for their ordinary out-of-pocket expenses. Holdings and FFL are parties to an agreement with Mr. Golleher under which FFL will vote its shares to cause his election to the board of directors of Holdings for so long as he is the beneficial owner of stock in Holdings.

ITEM 11.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth information concerning the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers"), whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended June 25, 1994.

                                                           Annual Compensation
                                             Fiscal     ------------------------          All Other
Name and Principal Position                   Year       Salary           Bonus        Compensation(4)
- - ---------------------------                  ------     --------        --------       ---------------
Ronald W. Burkle(1)                           1994             -               -                 -
   Chairman and                               1993             -               -                 -
   Chief Executive Officer                    1992             -               -                 -

George G. Golleher                            1994      $500,000        $500,000            $3,937
   President                                  1993      $500,000        $500,000                 -
                                              1992      $500,000        $235,000            $5,300

Greg Mays(2)                                  1994      $250,000        $150,000                 -
   Executive Vice President -                 1993      $108,000        $ 75,000                 -
   Finance/Administration and                 1992             -               -                 -
   Chief Financial Officer

Harley DeLano                                 1994      $197,000        $ 50,000            $3,408
   President - Cala Foods                     1993      $185,000        $ 40,000                 -
                                              1992      $182,000        $ 50,000            $1,522

Joe Burkle(3)                                 1994      $196,000        $ 50,000                 -
   Executive Vice President                   1993      $156,000               -                 -
                                              1992      $156,000               -                 -

- - ---------------------------
(1) Ronald W. Burkle and Mark A. Resnik, Vice President and Secretary, provide services to the Company pursuant to a management agreement between Yucaipa and the Company. See "Certain Transactions."
         Pursuant to this management agreement, the Company paid Yucaipa and an affiliate of Yucaipa $2.4 million in the fiscal year ended June 25, 1994 for the services of Messrs. Ronald Burkle and Resnik and other Yucaipa personnel. Such payments to Yucaipa and its affiliate are not reflected in the table set forth above.

(2) During fiscal 1993, Greg Mays became Executive Vice President - Finance/Administration and Chief Financial Officer.

(3) Mr. Joe Burkle provides services to Supermarkets pursuant to a consulting agreement. See "Consulting and Employment Agreements."

(4) The amounts shown in this column represent annual payments by the Company to the Employee Profit Sharing and Retirement Program of the Company for the benefit of Mr. Golleher and Mr. DeLano.

CONSULTING AND EMPLOYMENT AGREEMENTS

         The Company is a party to an employment agreement with George G. Golleher, a Director and President of the Company. Mr. Golleher entered into the employment agreement with a subsidiary of the Company in June 1989 in connection with the BHC Acquisition. Such agreement, which was amended in December 1990 and assumed by the Company in June 1991, provides for annual base compensation of $350,000, plus employee benefits and an incentive bonus calculated in accordance with a formula based on the Company's earnings. The amended agreement has a five-year term, which is automatically renewed on January 1 of each year for a five-year term unless ninety days' notice is given by either party. Under such agreement, Mr. Golleher is obligated to serve as an officer of the Company and, with certain exceptions, may not serve any business enterprise other than the Company, or a parent or subsidiary of the Company, without the written approval of the Board of Directors of the Company. The Company may terminate the employment agreement in the event of the death or disability of Mr. Golleher, or with cause. In the event the Company terminates the employment agreement without cause, it must continue to pay Mr. Golleher's salary and benefits for the remainder of the original term of his agreement, reduced by any remuneration received by him for other employment during such period. Mr. Golleher may terminate his employment agreement in the event of a change of control of the Company, in which case he is entitled to receive all of the salary and benefits provided under the agreement for the remaining term thereof, notwithstanding the termination of his employment.

         The Company's consulting agreement with Mr. Joe Burkle, assigned to the Company in connection with its acquisition of Falley's, provides for compensation of $3,000 per week. Mr. Burkle provides the management and consulting services of an executive vice president under the consulting agreement. The amended agreement has a five-year term, which is automatically renewed on January 1 of each year for a five-year term unless sixty days' notice is given by either party; provided that if the Company terminates for reasons other than for good cause, the payments due under the agreement continue for the balance of the term. Management believes that the terms of the consulting agreement with Mr. Burkle are as favorable to the Company and Falley's as those that could be obtained from an unaffiliated party.

         The Company has entered into employment agreements with Greg Mays and Harley DeLano, who are the Chief Financial Officer of the Company and the President of Cala Foods, Inc., respectively, as of July 1, 1994. These agreements provide for the employment of such officers for a one-year term commencing on the date of a change of control of the Company, at a base salary of not less than $250,000 and $200,000, respectively. Each agreement also provides for the payment of an incentive bonus calculated in accordance with Company policies, and a special bonus payable upon a change of control (provided certain financial performance targets have been met), in the amounts of $150,000 and $75,000, respectively. In addition, the Company has promised to George Golleher a similar special bonus in a lump sum amount equal to the base salary due to him under the remaining term of his employment agreement at the time of a change of control. As a condition of the payment of such bonus, Mr. Golleher's existing employment agreement would be cancelled, and he and the Company would enter into a new agreement containing the terms to be mutually agreed upon.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a board committee performing the functions of a compensation committee. Ronald W. Burkle, Chief Executive Officer of the Company, and George G. Golleher, President of the Company, made decisions with regard to the Company's executive officer compensation for the fiscal year 1994.

MANAGEMENT EQUITY OWNERSHIP

         Certain employees of the Company (the "Management Stockholders") collectively own 62,829 shares, or 4.5%, of Holdings' Common Stock. Such shares, which include 15,828 shares owned by George G. Golleher, have been issued from time to time pursuant to Holdings' Management Equity Program. In addition, Ronald W. Burkle owns 71,992, or 5.2%, shares of Holdings' Common Stock which he purchased from a former officer of the Company and which remain subject to certain terms of the Management Equity Program.

         Under the Management Equity Program, the Board of Directors of Holdings from time to time offers Common Stock for sale to selected employees at a price and for consideration (which may include a promissory note) determined at the discretion of the Board. Management Stockholders who have purchased shares are party to a Management Stockholders Agreement (the "Stockholders Agreement") with Holdings, a Stockholder Voting Agreement and Proxy, and such other documents as Holdings may require.

         The Stockholders Agreement prohibits the transfer of any of the Management Stockholder's Common Stock for a period of four years from the date of its original issuance (although such date may, in the case of certain Management Stockholders who were shareholders of BHC, relate back to the date that shares were issued to them by BHC) other than transfers to certain family members and heirs or pursuant to a registration statement. The Management Stockholder's shares may be purchased by Holdings if, (a) prior to the fourth anniversary of their issuance, the Management Stockholder's employment terminates for any reason, or (b) after such fourth anniversary, the Management Stockholder wishes to sell his/her Common Stock to a third party. The shares vest over a three or four-year period for purposes of the repurchase price determination, which results in a more favorable price for vested stock than for unvested stock, but the shares do not vest in any other sense.

         In the event of the death or permanent disability of the Management Stockholder, each Management Stockholder has an irrevocable option for six months to require Holdings to purchase all (or a portion) of his Common Stock in the manner and on the terms set forth in the Stockholders Agreements; provided, however, that the Management Stockholder may exercise such option in the event of death or disability only to the extent that Holdings or the Company has insurance, under which Holdings or the Company is the named beneficiary, with respect to such event. Additionally, if shareholders holding at least fifty percent (50%) of the issued and outstanding Common Stock of Holdings agree to sell to a third party more than eighty percent (80%) of the shares of common stock then held by them, then upon the demand of such selling shareholders, each Management Shareholder must sell to such third party the same percentage of his Common Stock as is proposed to be sold by the selling shareholders.

         Under the Stockholder Voting Agreement and Proxy, Ronald W. Burkle, George G. Golleher and Yucaipa Capital Advisors, Inc. have sole voting control over the shares of Common Stock of Holdings owned by the other Management Stockholders until December 31, 2002 (unless extended by such Management Stockholders).

         Messrs. Burkle and Golleher have rights which vary in certain respects from the rights of the other Management Stockholders under the Stockholders Agreement. Among other differences, Messrs. Burkle and Golleher have (i) rights to subscribe to offerings of additional shares of the Common Stock of Holdings, (ii) "piggyback" registration rights in the event of a public offering of Common Stock (if and to the extent permitted by Holdings' underwriter) and (iii) "tag-along" rights to participate in certain sales of Common Stock of Holdings. In addition, Mr. Golleher has the right to be elected to the Board of Directors of Holdings so long as he beneficially owns shares of Common Stock of Holdings.

         The Stockholders Agreement terminates automatically, in the case of Messrs. Burkle and Golleher, upon a change of control of Holdings or upon an underwritten public offering of Holdings' Common Stock (subject to certain exceptions). In the case of the other Management Stockholders, the Stockholders Agreement terminates on the tenth anniversary of the original share issuance.

         As of June 25, 1994, there was outstanding $0.6 million principal amount of notes receivable from certain Management Stockholders, representing loans for the purchase of Holdings' Common Stock. The notes are due over various periods, bear interest at the bank "prime" lending rate, and are secured by such Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the capital stock of the Company is owned by Holdings. The following table sets forth certain information as to the number of shares of the Common Stock of Holdings beneficially owned as of September 23, 1994 by each shareholder known to the Company to own beneficially more than 5% of the 1,385,426 outstanding shares of Common Stock of Holdings by the Named Executive Officers, by each director of the Company and by all executive officers and directors as a group.

                                                                        PERCENTAGE
                                                        NUMBER               OF
                                                      OF SHARES          OUTSTANDING
        BENEFICIAL OWNER (1)                            OWNED              SHARES
        -----------------                             ---------         ------------
        Food 4 Less, Inc.                             1,246,961            90.0%
          3120 South Kansas Ave.,
          Topeka, Kansas 66611 (2)(3)

        Ronald W. Burkle (2)(4)                          71,992             5.2%

        George G. Golleher (2)(4)                        15,828             1.1%

        Greg Mays (4)                                       536             0.1%

        Harley DeLano (4)                                   911             0.1%
                                                      ---------            ----

        All directors and executive officers
           as a group (5 persons) (2)(4)              1,336,228            96.5%
                                                      =========            ====

______________________
(1) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of Common Stock owned by such beneficial owner.

(2) FFL is 37.0% owned by F4L Equity Partners, L.P., a California limited partnership ("F4L Equity L.P.") in which FFL Partners, a California general partnership, has a 79.7% limited partnership interest. FFL and F4L Equity L.P. are parties to a Stockholders Agreement with the 1991 Equity Investors (the "1991 Stockholders Agreement") which gives F4L Equity L.P. the right to elect a majority of the directors of FFL. Ronald W. Burkle, Mark A. Resnik and Joe S. Burkle are general partners in FFL Partners, and Ronald W. Burkle is managing general partner. Ronald W. Burkle, Joe S. Burkle, George G. Golleher and Mark
         A. Resnik are directors of FFL. Ronald W. Burkle, George G. Golleher and Yucaipa Capital Advisors, Inc., a California corporation which is an affiliate of Yucaipa, are general partners of F4L Equity L.P. and may be deemed to be beneficial owners of the Holdings Common Stock owned by FFL. Ronald W. Burkle and Mark A. Resnik are directors of, and collectively own all of the outstanding capital stock of Yucaipa Capital Advisors, Inc.

(3) Pursuant to the 1991 Stockholders Agreement, certain corporate actions by FFL, including asset sales, require the consent of two of the three outside directors whom the 1991 Investors are entitled to elect to the FFL board of directors. Geosor Corporation, a New York corporation controlled by Mr. George Soros, and certain other of the 1991 Equity Investors associated with Mr. Soros (collectively, the "Soros Investors"), may be deemed to be beneficial owners of Holdings Common Stock to the extent that the Soros Investors share with F4L Equity L.P. investment power with respect to the shares of Holdings Common Stock owned by FFL.

(4) Management shareholders of Holdings have entered into a Stockholder Voting Agreement and Proxy pursuant to which Ronald W. Burkle, George
         G. Golleher and Yucaipa Capital Advisors, Inc. have sole voting control over the 50,645 shares of Common Stock currently owned by such management shareholders until December 31, 2002 (unless extended by such shareholders). Neither Messrs. Burkle and Golleher nor Yucaipa Capital Advisors, Inc. have the power to dispose of, or any other form of investment power with respect to, such shares. Messrs. Burkle and Golleher have sole voting and investment power with respect to the 71,992 and 15,828 shares of Common Stock of Holdings they respectively own.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective June 17, 1991, the Company has entered into an Amended and Restated Consulting Agreement with Yucaipa for certain management and financial
services to be provided to the Company and its subsidiaries.   The services of
Messrs. R. Burkle and Resnik, acting in their capacities as directors and officers, and the services of other Yucaipa personnel are provided to the Company pursuant to this agreement. See "Item 10 -- Directors and Executive Officers of the Registrant." Messrs. R. Burkle and Resnik are partners of Yucaipa. The Amended and Restated Consulting Agreement provides for annual management fees currently equal to $2 million plus an additional amount based on the Company's performance. In addition, the Company may retain Yucaipa in an advisory capacity in connection with acquisition or financing transactions, in which case the Company will pay Yucaipa an advisory fee. The agreement has a five-year term, which is automatically renewed on January 1 of each year for a five-year term unless ninety days' notice is given by either party. The agreement may be terminated at any time by the Company, provided that Yucaipa will be entitled to full monthly payments under the agreement for the remaining term thereof, unless the Company terminates for cause pursuant to the terms of the agreement. Yucaipa may terminate the agreement if the Company fails to make a payment due thereunder, or if there occurs a change of control (as defined in the agreement) of the Company, and upon any such termination Yucaipa will be entitled to full monthly payments for the remaining term of the agreement. Pursuant to the agreement, the Company paid Yucaipa a total of $2.4 million in management and advisory fees for the fiscal year ended June 25, 1994.

         FFL files a consolidated federal income tax return, under which the federal income tax liability of FFL and its subsidiaries (which since June 23, 1989 include the Company) is determined on a consolidated basis. FFL has entered into a federal income tax sharing agreement with the Company and certain of its subsidiaries (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which the Company is included in any consolidated tax liability of FFL and has taxable income, the Company will pay to FFL the amount of the tax liability that the Company would have had on such due date if it had been filing a separate return. Conversely, if the Company generates losses or credits which actually reduce the consolidated tax liability of FFL and its other subsidiaries, FFL will credit to the Company the amount of such reduction in the consolidated tax liability. These credits are passed between FFL and the Company in the form of cash payments. In the event any state and local income taxes are determinable on a combined or consolidated basis, the Tax Sharing Agreement provides for a similar allocation between FFL and the Company of such state and local taxes.

         Management believes that the terms of the transactions described above are or were fair to the Company and are or were on terms at least as favorable to the Company as those which could be obtained from unaffiliated parties (assuming that such transactions could be effected with such parties).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page 31 hereof.

(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended June 25, 1994.

(c) Those Exhibits, and the Index thereto, required to be filed by Item 601 of Regulation S-K are attached hereto. Certain management contracts and other compensation plans or arrangements required to be filed are identified on the attached Index with an asterisk.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FOOD 4 LESS SUPERMARKETS, INC.



                                  By /s/ MARK A. RESNIK
                                     ------------------------------------------
                                     Mark A. Resnik
                                     Vice President and Secretary

Date:   September 23, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                               Dat
- - ---------                                -----                               ---
/s/ RONALD W. BURKLE                     Chief Executive Officer and         September 23, 1994
- - -------------------------------------    Director (Principal Executive
Ronald W. Burkle                         Officer)


/s/ GREG MAYS                            Executive Vice President -          September 23, 1994
- - -------------------------------------    Finance/Administration and
Greg Mays                                Chief Financial Officer


/s/ JOE S. BURKLE                        Director                            September 23, 1994
- - -------------------------------------
Joe S. Burkle


/s/ GEORGE G. GOLLEHER                   Director                            September 23, 1994
- - -------------------------------------
George G. Golleher

/s/ MARK A. RESNIK                       Director                            September 23, 1994
- - -------------------------------------
Mark A. Resnik

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material has been sent to security holders. The Registrant will furnish copies of such report or proxy material if and when such report or proxy material is sent to security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES


                                                                                                      Page
                                                                                                      ----
FOOD 4 LESS SUPERMARKETS, INC.
- - ------------------------------

Report of Independent Public Accountants
  Arthur Andersen LLP.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32

Consolidated balance sheets as of June 26, 1993 and June 25, 1994 . . . . . . . . . . . . . .          33
Consolidated statements of operations for the 52 weeks ended
  June 27, 1992, the 52 weeks ended June 26, 1993
  and the 52 weeks ended June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .          35

Consolidated statements of cash flows for the 52 weeks ended
  June 27, 1992, the 52 weeks ended June 26, 1993
  and the 52 weeks ended June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .          36

Consolidated statements of stockholder's equity for the 52 weeks ended
  June 27, 1992, the 52 weeks ended June 26, 1993
  and the 52 weeks ended June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .          38

Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . . . .          39


FINANCIAL STATEMENT SCHEDULES
- - -----------------------------

Report of Independent Public Accountants
  Arthur Andersen LLP.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53

II       Amounts receivable from related parties and underwriters,
         promoters, and employees other than related parties  . . . . . . . . . . . . . . . .          54
V        Property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55

VI       Accumulated depreciation and amortization
         of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56

VIII     Valuation and qualifying accounts  . . . . . . . . . . . . . . . . . . . . . . . . .          57


All other schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Food 4 Less Supermarkets, Inc.:

         We have audited the accompanying consolidated balance sheets of Food 4 Less Supermarkets, Inc. (a Delaware corporation) and subsidiaries (the Company) as of June 26, 1993 and June 25, 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended June 27, 1992, the 52 weeks ended June 26, 1993, and the 52 weeks ended June 25, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Food 4 Less Supermarkets, Inc. and subsidiaries as of June 26, 1993 and June 25, 1994, and the results of their operations and their cash flows for the 52 weeks ended June 27, 1992, the 52 weeks ended June 26, 1993, and the 52 weeks ended June 25, 1994 in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP



Los Angeles, California
July 29, 1994 (except with respect
to the matter discussed in
Note 14, as to which the date is
September 14, 1994)

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                          June 26,          June 25,
                                                                            1993              1994
                                                                          --------          --------
CURRENT ASSETS:
   Cash and cash equivalents                                             $  25,089          $ 32,996
   Trade receivables, less allowances of $1,919
      and $1,386 at June 26, 1993 and
      June 25, 1994, respectively                                           22,048            25,039
   Notes and other receivables                                               1,278             1,312
   Inventories                                                             191,467           212,892
   Patronage receivables from suppliers                                      2,680             2,875
   Prepaid expenses and other                                                6,011             6,323
                                                                          --------          --------
      Total current assets                                                 248,573           281,437

INVESTMENTS IN AND NOTES RECEIVABLE
FROM SUPPLIER COOPERATIVES:
   A.W.G.                                                                    6,693             6,718
   Certified & Other                                                         6,657             5,984

PROPERTY AND EQUIPMENT:
   Land                                                                     23,912            23,488
   Buildings                                                                12,827            12,827
   Leasehold improvements                                                   81,049            97,673
   Store equipment and fixtures                                            129,178           148,249
   Transportation equipment                                                 31,758            32,259
   Construction in progress                                                    757            12,641
   Leased property under capital leases                                     77,553            78,222
   Leasehold interests                                                      93,863            93,464
                                                                          --------          --------
                                                                           450,897           498,823
   Less:  Accumulated depreciation and amortization                         96,948           134,089
                                                                          --------          --------

      Net property and equipment                                           353,949           364,734

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization of
      $11,611 and $17,083 at June 26, 1993 and June 25,
      1994, respectively                                                    33,778            28,536
   Goodwill, less accumulated amortization of $26,254
      and $33,945 at June 26, 1993 and June 25,
      1994, respectively                                                   280,895           267,884
   Other, net                                                               27,295            24,787
                                                                          --------          --------

                                                                          $957,840          $980,080
                                                                          ========          ========


                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                        June 26,           June 25,
                                                                                          1993               1994
                                                                                        --------           --------
CURRENT LIABILITIES:
   Accounts payable                                                                     $140,468           $180,708
   Accrued payroll and related liabilities                                                40,319             42,805
   Accrued interest                                                                        5,293              5,474
   Other accrued liabilities                                                              40,467             53,910
   Income taxes payable                                                                    2,053              2,000
   Current portion of self-insurance liabilities                                          23,552             29,492
   Current portion of long-term debt                                                      12,778             18,314
   Current portion of obligations under capital leases                                     2,865              3,616
                                                                                        --------           --------
      Total current liabilities                                                          267,795            336,319

LONG-TERM DEBT                                                                           335,576            310,944

OBLIGATIONS UNDER CAPITAL LEASES                                                          41,864             39,998

SENIOR SUBORDINATED DEBT                                                                 145,000            145,000

DEFERRED INCOME TAXES                                                                     22,429             14,740

SELF-INSURANCE LIABILITIES AND OTHER                                                      72,313             64,058

COMMITMENTS AND CONTINGENCIES                                                                  -                  -

STOCKHOLDER'S EQUITY:
   Cumulative convertible preferred stock, $.01 par value,
      200,000 shares authorized and 50,000 shares issued at June 26, 1993 and
      June 25, 1994 (aggregate liquidation value of $53.8 million
      and $62.2 million at June 26, 1993 and June 25, 1994, respectively)                 50,230             58,997
   Common stock, $.01 par value, 1,600,000 shares authorized and
      1,519,632 shares issued at June 26, 1993 and June 25, 1994)                             15                 15
   Additional paid-in capital                                                            107,650            107,650
   Notes receivable from shareholders of parent                                             (714)              (586)
   Retained deficit                                                                      (83,119)           (94,586)
                                                                                        --------           --------
                                                                                          74,062             71,490
   Treasury stock: 13,249 shares and 16,732 shares of common stock at
      June 26, 1993 and June 25, 1994, respectively                                       (1,199)            (2,469)
                                                                                        --------           --------
         Total stockholder's equity                                                       72,863             69,021
                                                                                        --------           --------
                                                                                        $957,840           $980,080
                                                                                        ========           ========


                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      52 Weeks         52 Weeks        52 Weeks
                                                                                       Ended            Ended           Ended
                                                                                      June 27,         June 26,        June 25,
                                                                                        1992             1993            1994
                                                                                    ----------       ----------      ----------
SALES                                                                               $2,913,493       $2,742,027      $2,585,160
COST OF SALES (including purchases from related parties
   of $277,812, $204,028 and $175,929 for the 52 weeks ended
   June 27, 1992, June 26, 1993, and June 25, 1994,
   respectively)                                                                     2,156,503        2,033,366       1,896,294
                                                                                    ----------       ----------      ----------
GROSS PROFIT                                                                           756,990          708,661         688,866

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET
   excluding depreciation and amortization                                             662,417          613,090         564,865

DEPRECIATION AND AMORTIZATION OF PROPERTY
   AND EQUIPMENT                                                                        37,898           37,426          41,380

AMORTIZATION OF GOODWILL AND OTHER ASSETS                                               16,979           20,214          15,703
                                                                                    ----------       ----------      ----------
OPERATING INCOME                                                                        39,696           37,931          66,918

INTEREST EXPENSE:
   Interest expense, excluding amortization of deferred financing costs                 58,947           58,966          56,942
   Amortization of deferred financing costs                                              6,304            4,901           5,472
                                                                                    ----------       ----------      ----------
                                                                                        65,251           63,867          62,414

PROVISION FOR EARTHQUAKE LOSSES                                                              -                -           4,504
                                                                                    ----------       ----------      ----------
LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY CHARGES                                                           (25,555)         (25,936)              -
PROVISION FOR INCOME TAXES                                                               3,441            1,427           2,700
                                                                                    ----------       ----------      ----------
LOSS BEFORE EXTRAORDINARY CHARGES                                                      (28,996)         (27,363)         (2,700)
EXTRAORDINARY CHARGES:
   Loss on extinguishment of debt, net of income
      tax benefit of $2,484                                                              6,716                -               -
   Gain on partially depreciated assets replaced
      by insurance companies, net of income tax
      expense of $702                                                                   (1,898)               -               -
                                                                                    ----------       ----------      ----------
NET LOSS                                                                            $  (33,814)      $  (27,363)     $   (2,700)
                                                                                    ==========       ==========      ==========

PREFERRED STOCK ACCRETION                                                                    -            3,882           8,767

LOSS APPLICABLE TO COMMON SHARES                                                    $  (33,814)      $  (31,245)     $  (11,467)
                                                                                    ==========       ==========      ==========
LOSS PER COMMON SHARE:
   Loss before extraordinary charges                                                $   (20.74)      $   (21.52)     $    (7.63)
   Extraordinary charges                                                                 (3.45)               -               -
                                                                                    ----------       ----------      ----------
   Net loss                                                                         $   (24.19)      $   (21.52)     $    (7.63)
                                                                                    ==========       ==========      ==========
   Average Number of Common Shares Outstanding                                       1,397,939        1,452,184       1,503,828
                                                                                    ==========       ==========      ==========


 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     52 Weeks         52 Weeks        52 Weeks
                                                                                      Ended            Ended           Ended
                                                                                     June 27,         June 26,        June 25,
                                                                                       1992             1993            1994
                                                                                   -----------      -----------     -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Cash received from customers                                                    $ 2,913,493      $ 2,742,027     $ 2,585,160
   Cash paid to suppliers and employees                                             (2,752,442)      (2,711,779)     (2,441,353)
   Interest paid                                                                       (56,234)         (58,807)        (56,762)
   Income taxes (paid) refunded                                                         (4,665)           2,971            (247)
   Interest received                                                                     1,266              993             903
   Other, net                                                                            4,734            8,093             121
                                                                                   -----------      -----------     -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       106,152          (16,502)         87,822

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                         17,395           15,685          11,953
   Payment for purchase of property and equipment                                      (60,263)         (53,467)        (57,471)
   Proceeds (payment) for sale (purchase) of other assets                               (4,754)             (18)            813
   Business acquisition costs, net of cash acquired                                    (27,563)               -         (11,050)
   Receivable received from seller of business acquired                                 12,259                -               -
                                                                                   -----------      -----------     -----------

NET CASH USED BY INVESTING ACTIVITIES                                                  (62,926)         (37,800)        (55,755)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            177,500           26,557              28
   Net increase (decrease) in revolving loan                                           (23,900)           4,900          (4,900)
   Payments of long-term debt                                                         (184,389)         (14,319)        (14,224)
   Proceeds from the issuance of preferred stock                                             -           46,348               -
   Proceeds from issuance of common stock, net                                             341            3,652               -
   Purchase of treasury stock, net                                                        (313)            (545)         (1,192)
   Payments of capital lease obligation                                                 (2,814)          (2,840)         (3,693)
   Deferred financing costs and other                                                   (6,656)          (8,839)           (179)
                                                                                   -----------      -----------     -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       (40,231)          54,914         (24,160)
                                                                                   -----------      -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,995              612           7,907

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        21,482           24,477          25,089
                                                                                   -----------      -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    24,477      $    25,089     $    32,996
                                                                                   ===========      ===========     ===========

                                                                                      52 Weeks         52 Weeks        52 Weeks
                                                                                       Ended            Ended           Ended
                                                                                      June 27,         June 26,        June 25,
                                                                                        1992             1993            1994
                                                                                      --------         --------        --------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                                        $(33,814)        $(27,363)       $ (2,700)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                                               61,181           62,541          62,555
            Extraordinary charge                                                         4,818                -               -
            Loss (gain) on sale of assets                                               (1,364)          (4,613)             65
            Equity loss (earnings) on investments in supplier cooperative                  472              207               -
            Change in assets and liabilities, net of effects from
               acquisition of businesses:
                  Accounts and notes receivable                                         (7,688)          17,145          (3,220)
                  Inventories                                                              202           17,697         (17,125)
                  Prepaid expenses and other                                            (2,834)          (6,163)         (5,717)
                  Accounts payable and accrued liabilities                              71,369          (83,286)         55,301
                  Self-insurance liabilities                                            15,034            2,935          (3,790)
                  Deferred income taxes                                                  2,033            4,004           2,506
                  Income taxes payable                                                  (3,257)             394             (53)
                                                                                      --------         --------        --------
      Total adjustments                                                                139,966           10,861          90,522
                                                                                      --------         --------        --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      $106,152         $(16,502)       $ 87,822
                                                                                      ========         ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Purchase of property and equipment
         through issuance of capital lease obligation                                 $      -         $      -        $  2,575
                                                                                      ========         ========        ========

      Reduction of goodwill and deferred income taxes                                 $      -         $      -        $  9,896
                                                                                      ========         ========        ========

      Acquisition of businesses:
         Fair value of assets acquired                                                $      -         $      -        $ 11,241
         Net cash paid in acquisition                                                        -                -         (11,050)
                                                                                      --------         --------        --------
         Liabilities assumed                                                          $      -         $      -        $    191
                                                                                      ========         ========        ========

      Final purchase price allocation for the
         Alpha Beta Acquisition:
            Property and equipment valuation adjustment                               $ 44,231         $      -        $      -
                                                                                      ========         ========        ========
            Additional acquisition liabilities                                        $ 14,305         $      -        $      -
                                                                                      ========         ========        ========
            Deferred tax benefit                                                      $ 12,800         $      -        $      -
                                                                                      ========         ========        ========

      Accretion of preferred stock                                                    $      -         $  3,882        $  8,767
                                                                                      ========         ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                            Preferred Stock       Common Stock       Treasury Stock
                           -----------------      ------------       --------------
                                                                                                     Total
                           Number               Number             Number                Share-      Add'l                Stock-
                             of                   of                 of                  holders'   Paid-In    Retained   holder's
                           Share     Amount     Shares    Amount   Shares     Amount     Notes      Capital   (Deficit)   Equity
                           ------   --------   ---------  ------   -------   --------   --------   ---------  ---------   --------
BALANCES AT
  JUNE  29, 1991                -     $    -   1,396,878    $14     (1,250)  $   (125)   $(930)    $1084,557  $(18,060)   $ 84,557

   Net loss                     -          -           -      -          -          -        -             -   (33,814)    (33,814)
   Issuance of Common
     Stock                      -          -       1,636      -          -          -     (190)          341         -         151
   Purchase of Treasury
     Stock                      -          -           -      -     (3,947)      (463)     131             -         -        (332)
   Sale of Treasury Stock       -          -           -      -      1,560        159      (50)            -         -         109
   Payments of
     Shareholders' Notes        -          -           -      -          -          -      100             -         -         100
                            -----     ------   ---------    ---    -------    -------    -----    ----------  --------     -------

BALANCES AT
  JUNE  27, 1992                -          -   1,398,514     14     (3,637)      (429)    (939)      103,999   (51,874)     50,771

   Net loss                     -          -           -      -          -          -        -             -   (27,363)    (27,363)
   Issuance of Common
     Stock                      -          -     121,118      1          -          -        -         3,651         -       3,652
   Purchase of Treasury
     Stock                      -          -           -      -     (9,612)      (770)     225             -         -        (545)
   Issuance of Cumulative
     Convertible
      Preferred Stock      50,000     46,348           -      -          -          -        -             -         -      46,348
   Accretion of Preferred
      Stock                     -      3,882           -      -          -          -        -             -    (3,882)          -
                           ------    -------   ---------    ---    -------    -------    -----    ----------   -------    --------

BALANCES AT
  JUNE 26, 1993            50,000     50,230   1,519,632     15    (13,249)    (1,199)    (714)      107,650   (83,119)     72,863

   Net loss                     -          -           -      -          -          -        -             -    (2,700)     (2,700)
   Purchase of Treasury
     Stock                      -          -           -      -     (3,483)    (1,270)      78             -         -      (1,192)
   Payments of
     Shareholders' Notes        -          -           -      -          -          -       50             -         -          50
   Accretion of Preferred
     Stock                      -      8,767           -      -          -          -        -             -    (8,767)          -
                           ------    -------   ---------    ---    -------    -------    -----    ----------   -------    --------

BALANCES AT
  JUNE 25, 1994            50,000    $58,997   1,519,632    $15    (16,732)   $(2,469)   $(586)   $  107,650  $(94,586)    $69,021
                           ======    =======   =========    ===    =======    =======    =====    ==========  ========     =======


 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND ACQUISITIONS

                 Food 4 Less Supermarkets, Inc. (the "Company"), a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a multiple format supermarket operator that tailors its retail strategy to the particular needs of the individual communities it serves. Holdings is a majority-owned subsidiary of Food 4 Less, Inc. ("FFL"). The Company operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest. The Company has three first-tier subsidiaries: Cala Co. ("Cala"), Falley's, Inc. ("Falley's") and Food 4 Less of Southern California, Inc. ("F4L-SoCal"), formerly known as Breco Holding Company, Inc. ("BHC"). Cala Foods, Inc. ("Cala Foods") and Bell Markets, Inc. ("Bell") are subsidiaries of Cala, and Alpha Beta Company ("Alpha Beta") is a subsidiary of F4L-SoCal.

         Acquisition

                 On March 29, 1994, the Company purchased certain operating assets formerly owned by Food Barn Stores, Inc. (the "Food Barn Stores") from Associated Wholesale Grocers, Inc. ("AWG") (the "Food Barn Acquisition") for $11,241,000 (including acquisition costs of $180,000). The financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized. The effect of the acquisition was not material to the Company's financial position and results of operations. Falley's has agreed to purchase merchandise (as defined) for the Food Barn Stores from AWG through March 24, 2001. Falley's has pledged its patronage dividends and notes receiveable from AWG as security under this supply agreement.

                 On June 17, 1991, the Company acquired all of the common stock of Alpha Beta for $270,513,000 (including acquisition costs of $41,477,000) in a transaction accounted for as a purchase.

                 In January 1990, the Company purchased certain operating assets of ABC Market Corp. ("ABC") for $14,675,000, plus approximately $1,000,000 in fees and expenses.

                 On June 30, 1989, the Company acquired Bell for approximately $13,700,000, which includes $8,000,000 of notes and the assumption of Bell's long-term debt. The transaction was accounted for as a purchase. Certified Grocers of California, Ltd. ("Certified") has guaranteed up to $4,000,000 of notes issued by the Company to the seller in connection with the purchase and the performance of a lease.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

                 The Company is engaged primarily in the operation of retail supermarkets.

         Principles of Consolidation

                 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of operations of Alpha Beta, F4L-SoCal (BHC), Bell, ABC and the Food Barn Stores have been excluded from the consolidated financial statements prior to their respective acquisition dates. The excess of the purchase price over the fair value of the net assets acquired is classified as goodwill. All intercompany transactions have been eliminated in consolidation.

         Fiscal Years

                 The Company's fiscal year is the 52 or 53-week period which ends on the last Saturday in June. Fiscal years 1994, 1993, and 1992 include 52 weeks.

         Cash and Cash Equivalents

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Inventories

                 Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $13,103,000 and $13,802,000 at June 26, 1993 and June 25, 1994, respectively, and gross profit and operating income would have been greater by $3,554,000, $4,441,000 and $699,000 for the 52 weeks ended June 27, 1992, the 52 weeks ended June 26, 1993, and the 52 weeks ended June 25, 1994, respectively.

         Pre-opening Costs

                 The costs associated with opening new stores are deferred and amortized over one year following the opening of each new store.

         Closed Store Reserve

                 When a store is closed, the Company provides a reserve for the net book value of any store assets, net of salvage value, and the net present value of the remaining lease obligation, net of sublease income.

         Investments in Supplier Cooperative

                 The investment in Certified is accounted for on the cost method. There are certain restrictions on the sale of this investment.

         Investment in Food 4 Less of Modesto, Inc.

                 During the 52 weeks ended June 26, 1993, the Company sold its 20% investment in Food 4 Less of Modesto, Inc. ("Modesto") for gross proceeds of $4.5 million, which included a $1.5 million note receivable, resulting in a gain of $2.5 million. The Company previously accounted for this investment using the cost method.

         Property and Equipment

                 Property and equipment are stated at cost and are depreciated principally using the straight-line method over the following estimated useful lives:

                 Buildings and improvements             5-40 years
                 Equipment and fixtures                 3-10 years
                 Property under capital leases
                    and leasehold interests             3-45 years (lease term)

         Deferred Financing Cost

                 Costs incurred in connection with the issuance of debt are amortized over the term of the related debt using the effective interest method.

         Goodwill and Covenants Not to Compete

                 The excess of the purchase price over the fair value of the net assets of businesses acquired is amortized on a straight-line basis over 40 years beginning at the date of acquisition. Covenants not to compete, which are included in Other Assets, are amortized on a straight-line basis over the term of the covenant.

                 Current and undiscounted future operating cash flows are compared to current and undiscounted future goodwill amortization to determine if an impairment of goodwill has occurred and is continuing. As of June 25, 1994, no impairment exists.

         Income Taxes

                 On June 27, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

                 Under SFAS 109, the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements.

                 The implementation of SFAS No. 109 did not have a material effect on the accompanying consolidated financial statements.


         Notes Receivable from Shareholders of Parent

                 Notes receivable from shareholders of parent represent loans to employees of the Company for purchases of Holdings' stock. The notes are due over various periods, bear interest at the prime rate, and are secured by each shareholder's shares of common stock.

         Self-Insurance

                 Certain of the Company's subsidiaries are self-insured for a portion of workers' compensation, general liability and automobile accident claims. The Company establishes reserves based on an independent actuary's review of claims filed and an estimate of claims incurred but not yet filed.

         Discounts and Promotional Allowances

                 Promotional allowances and vendor discounts are recorded as a reduction of cost of sales in the accompanying consolidated statements of operations. Allowance proceeds received in advance are deferred and recognized over the period earned.

         Provision for Earthquake Losses

                 On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption), subject to certain deductibles. The pre-tax financial impact, net of insurance claims, was approximately $4.5 million. At June 25, 1994, the Company had received all expected insurance proceeds related to this claim.

         Extraordinary Items

                 For the 52 weeks June 27, 1992, the Company classified the write-off of deferred financing costs associated with the early extinguishment of debt as an extraordinary item. For the 52 weeks ended June 27, 1992, the Company also classified the difference between the net book value and replacement cost of property and equipment destroyed during the April 1992 civil unrest in Los Angeles and replaced by insurance companies as an extraordinary item. Proceeds received from insurance companies for business interruption related to the civil unrest are included as a component of selling, general, administrative and other expenses.

         Loss Per Common Share

                 Loss per common share is computed based on the weighted average number of shares outstanding during the applicable period. Fully diluted loss per share has been omitted as it is anti-dilutive for all periods presented.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the June 25, 1994 presentation.

3.       PREFERRED STOCK

                 On December 31, 1992, the Company issued 50,000 shares of $.01 par value Series A cumulative convertible preferred stock (the "Preferred Stock") with a liquidation value of $1,000 per share and 121,118 shares of its $.01 par value common stock (the "Common Stock") to its parent company, Food 4 Less Holdings, Inc. ("Holdings") in exchange for gross proceeds of $50.0 million. The Preferred Stock is convertible into common stock at the option of the holder based upon a conversion price which results in a one-for-one exchange. The Preferred Stock has a stated dividend rate of $152.50 per share, per annum, and is anti-dilutive. The Company may pay dividends on or before December 31, 1997 only by issuing additional shares of Preferred Stock. The Company may redeem the Preferred Stock at any time after December 31, 1997 for its liquidation value. At June 25, 1994, the Company had accrued approximately $12,649,000 for the Preferred Stock dividends earned but not yet declared.

                 In order to finance the purchase of the Preferred and Common Stock from the Company, Holdings issued $103.6 million aggregate principal amount of 15.25% Senior Discount Notes due 2004 (the "Holdings Notes") and 121,118 Common Stock Purchase Warrants (the "Warrants") for gross proceeds of $50.0 million. No cash interest is payable on the Notes until June 15, 1998.

                 At the present time, Holdings has no other income or assets other than its investment in the Company's Common and Preferred Stock and intends to service the interest payments on the Holdings Notes when they become payable in cash (in fiscal 1998) through dividends it receives on the Company's capital stock.

4.       LONG-TERM DEBT AND SENIOR SUBORDINATED DEBT

                 The Company's long-term debt is summarized as follows:

                                                                                     June 26,          June 25,
                                                                                       1993              1994
                                                                                   ------------      ------------
         Bank Term Loan, principal due quarterly through
            January 1999, with interest payable monthly
            in arrears                                                             $148,478,000      $137,064,000
         10.45 percent Senior Notes principal due 2000 with
            interest payable semi-annually in arrears                               175,000,000       175,000,000
         Revolving Loan                                                               4,900,000                 -
         10.625 percent first real estate mortgage due 1998,
            $12,000 of principal plus interest payable
            monthly secured by land and building with a net
            book value of $2,122,000                                                  1,558,000         1,521,000
         9.2 to 9.25 percent notes payable, collateralized by
            equipment, due September 1994, $67,000 of
            principal plus interest payable monthly, plus
            balloon payment of $992,000                                               1,772,000         1,103,000
         10.8 percent notes payable, collateralized by
            equipment, due September 1995, $72,000 of
            principal plus interest payable monthly, plus
            balloon payment of $1,004,000                                             2,447,000         1,819,000
         10.0 percent secured promissory note,
            collateralized by the stock of Bell, due 1996,
            interest payable quarterly through June 1996                              8,000,000         8,000,000
         10.08 percent notes payable, collateralized by
            equipment, due November 1996, $34,000 of
            principal plus interest payable monthly, plus
            balloon payment of $493,000                                               1,515,000         1,242,000
         10.15 percent notes payable, collateralized by
            equipment, due December 1996, $45,000 of
            principal and interest payable monthly, plus
            balloon payment of $640,000                                               1,994,000         1,675,000
         10.0 percent real estate mortgage due 2000,
            $8,000 of principal and interest payable
            monthly                                                                     474,000           419,000
         Other long-term debt                                                         2,216,000         1,415,000
                                                                                   ------------      ------------
                                                                                    348,354,000       329,258,000
         Less--current portion                                                       12,778,000        18,314,000
                                                                                   ------------      ------------
                                                                                   $335,576,000      $310,944,000
                                                                                   ============      ============


                 In June 1991, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain banks, comprised of a $315,000,000 Term Loan (the "Bank Term Loan") facility, a $70,000,000 Revolving Loan (the "Revolving Loan") facility and a $55,000,000 standby letter of credit facility (the "Letter of Credit Facility"). At June 25, 1994, $137,064,000 was outstanding under the Bank Term Loan, there were no borrowings outstanding under the Revolving Loan and $48,131,000 of standby letters of credit had been issued on behalf of the Company. A commitment fee of 1/2 of 1 percent is charged on the average daily unused portion of the Revolving Loan and the Letter of Credit Facility; such commitment fees are due quarterly in arrears. Interest on borrowings under the Bank Term Loan is at the bank's Base Rate (as defined) plus 1.25 percent or the Eurodollar Rate (as defined) plus 2.5 percent. At June 25, 1994, the weighted average interest rate on the Bank Term Loan was 6.5 percent.

         In accordance with certain requirements of the Credit Agreement, the Company purchased an interest rate cap for a principal amount of approximately $91.4 million on the three-month Libor rate at 5.5% which expires on January 3, 1995. Quarterly principal installments on the Bank Term Loan continue to December 1998, with $15,580,000 payable in fiscal year 1995, $21,245,000 payable in fiscal year 1996, $22,661,000 payable in fiscal 1997, $40,489,000 payable in fiscal 1998, and $37,089,000 payable in fiscal 1999. Interest on borrowings under the Revolving Loan is at the bank's Base Rate (as defined) plus
         1.25 percent. At June 25, 1994, the interest rate on the Revolving Loan was 8.5 percent. To the extent borrowings under the Revolving Loan are not paid earlier, they are due in June 1996. The common stock of F4L-SoCal, Falley's, Cala and certain of their direct and indirect subsidiaries has been pledged as security under the Credit Agreement.

                 In April 1992, the Company and its wholly-owned subsidiaries issued $175,000,000 of 10.45 percent Senior Notes (the "Senior Notes"). These notes are due in two equal sinking fund payments on April 15, 1999 and 2000. They are general unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness (as defined). The Senior Notes rank "pari passu" in right of payment with all borrowings and other obligations of the Company under its bank Credit Agreement; however, the obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Senior Notes may be redeemed beginning in 1996 at 104.5 percent, declining ratably to 100 percent in 1999. The proceeds received, net of issuance costs, were used to pay down borrowings under the Bank Term Loan. Deferred financing costs related to the portion of the Bank Term Loan that was retired of $6.7 million, net of related tax benefit of $2.5 million, are classified as an extraordinary item in the Company's consolidated statement of operations for the 52 weeks ended June 27, 1992.

                 Scheduled maturities of principal of Long-Term Debt at June 25, 1994 are as follows:


                 1995                                            $ 18,314,000
                 1996                                              23,384,000
                 1997                                              32,322,000
                 1998                                              40,701,000
                 1999                                             124,823,000
                 Later years                                       89,714,000
                                                                 ------------
                                                                 $329,258,000
                                                                 ============

                 The Company issued $145,000,000 principal amount of Senior Subordinated Notes (the "Subordinated Notes") in connection with the acquisition of Alpha Beta as described in Note 1. The Subordinated Notes bear interest, payable semi-annually on June 15 and December 15, at an annual rate of 13.75 percent. The Subordinated Notes are subordinated to all Senior Indebtedness (as defined) of the Company, and may be redeemed beginning in 1996 at a redemption price of 106 percent. The redemption price declines ratably to 100 percent in 2000.

                 The debt agreements, among other things, require the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings (as defined), to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to interest expense (as defined), fixed charges (as defined), working capital and indebtedness. In addition, the debt agreements limit, among other things, additional borrowings, dividends on, and redemption of, capital stock, capital expenditures, incurrence of lease obligations, and the acquisition and disposition of assets. At June 26, 1993 and June 25, 1994 the Company was in compliance with the financial covenants of its debt agreements. At June 25, 1994, dividends and certain other payments are restricted based on terms in the debt agreements.

5.       LEASES

                 The Company's operations are conducted primarily in leased properties. Substantially all leases contain renewal options. Rental expense under operating leases was as follows:

                                                                     52 Weeks         52 Weeks        52 Weeks
                                                                      Ended            Ended           Ended
                                                                     June 27,         June 26,        June 25,
                                                                       1992             1993            1994
                                                                     --------         --------        --------
                 Minimum rents                                    $46,706,000      $44,504,000     $49,788,000
                 Rents based on sales                               7,656,000        5,917,000       3,806,000


                 Following is a summary of future minimum lease payments under operating leases at June 25, 1994:

                 1995                                            $ 52,542,000
                 1996                                              48,966,000
                 1997                                              45,325,000
                 1998                                              38,925,000
                 1999                                              34,423,000
                 Later years                                      269,332,000
                                                                 ------------
                                                                 $489,513,000
                                                                 ============

                 The Company has entered into lease agreements for new supermarket sites which were not in operation at June 25, 1994. Future minimum lease payments under such operating leases generally begin when such supermarkets open and at June 25, 1994 are: 1995 - $5,990,000; 1996 - $11,772,000; 1997 - $11,825,000; 1998 -
         $11,810,000; 1999 - $11,819,000; later years - $218,480,000.

                 Certain leases qualify as capital leases under the criteria established in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and are classified on the consolidated balance sheets as leased property under capital leases. Future minimum lease payments for the property under capital leases at June 25, 1994 are as follows:

                 1995                                             $ 7,948,000
                 1996                                               7,521,000
                 1997                                               6,995,000
                 1998                                               6,374,000
                 1999                                               6,071,000
                 Later years                                       44,108,000
                                                                  -----------
                      Total minimum lease payments                 79,017,000
                 Less:  amounts representing interest              35,403,000
                                                                  -----------
                 Present value of minimum lease payments           43,614,000
                 Less:  current portion                             3,616,000
                                                                  -----------
                                                                  $39,998,000
                                                                  ===========


                 Accumulated depreciation related to capital leases was $20,356,000 and $24,041,000 at June 26, 1993 and June 25, 1994,
         respectively.

                 The Company is leasing a distribution facility and four store locations from the previous owner of Alpha Beta. The agreement contains a purchase option for the land, buildings and improvements and equipment at a price that equals or exceeds the estimated fair market value throughout the term of the lease.

6.       INVESTMENT IN A.W.G.

                 The investment in Associated Wholesale Grocers ("A.W.G.") consists principally of the cooperative's six percent interest-bearing seven and eight-year patronage certificates received in payment of certain rebates. Following is a summary of future maturities based upon current redemption terms:

                 1995                                              $        -
                 1996                                                       -
                 1997                                                 795,000
                 1998                                               1,420,000
                 1999                                               1,520,000
                 Later years                                        2,983,000
                                                                   ----------
                                                                   $6,718,000
                                                                   ==========

7.       INCOME TAXES

                 The provision (benefit) for income taxes consists of the following:

                                                                    52 Weeks         52 Weeks         52 Weeks
                                                                     Ended            Ended            Ended
                                                                    June 27,         June 26,         June 25,
                                                                      1992             1993             1994
                                                                   ----------       ----------      -----------
                 Current:
                    Federal                                        $2,507,000       $        -      $ 3,251,000
                    State and other                                   934,000           82,000          712,000
                                                                   ----------       ----------      -----------
                                                                    3,441,000           82,000        3,963,000
                                                                   ----------       ----------      -----------

                 Deferred:
                    Federal                                                 -        1,345,000          (70,000)
                    State and other                                         -                -       (1,193,000)
                                                                   ----------       ----------      -----------
                                                                            -        1,345,000       (1,263,000)
                                                                   ----------       ----------      -----------
                                                                   $3,441,000       $1,427,000      $ 2,700,000
                                                                   ==========       ==========      ===========


                 A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rates of 34% for fiscal 1992 and 1993 and 35% for fiscal 1994 is as follows:

                                                                    52 Weeks        52 Weeks         52 Weeks
                                                                     Ended           Ended            Ended
                                                                    June 27,        June 26,         June 25,
                                                                      1992            1993             1994
                                                                  -----------      -----------      ----------
                 Federal income taxes at statutory rate
                    on loss before provision for
                    income taxes and extraordinary charges        $(8,689,000)     $(8,818,000)     $        -
                 State and other taxes, net of federal tax
                    benefit                                           934,000           82,000          (1,000)
                 Alternative minimum tax                            2,507,000                -               -
                 Effect of permanent differences resulting
                    primarily from amortization of goodwill         2,706,000        2,850,000       2,820,000
                 Accounting limitation (recognition)
                    of deferred tax benefit                         5,983,000        7,313,000        (119,000)
                                                                  -----------      -----------      ----------
                                                                  $ 3,441,000      $ 1,427,000      $2,700,000
                                                                  ===========      ===========      ==========

         The provision (benefit) for deferred taxes consists of the following:

                                                                    52 Weeks          52 Weeks          52 Weeks
                                                                     Ended             Ended             Ended
                                                                    June 27,          June 26,          June 25,
                                                                      1992              1993              1994
                                                                  ------------       -----------       ------------
                 Depreciation                                     $  6,282,000       $ 7,756,000        $ 2,536,000
                 Difference between book and tax basis
                    of assets sold                                   2,514,000         3,198,000         (4,223,000)
                 Deferred revenues and allowances                   (7,028,000)           40,000         (2,349,000)
                 Pre-opening costs                                   1,072,000          (512,000)           174,000
                 Accounts receivable reserves                                -          (270,000)           249,000
                 Unicap                                               (124,000)           (5,000)          (536,000)
                 Capital lease obligation                           (2,010,000)       (1,385,000)         2,792,000
                 Self-insurance reserves                           (13,558,000)       (4,082,000)          (535,000)
                 Inventory shrink reserve                             (528,000)          777,000           (869,000)
                 LIFO                                                7,104,000          (554,000)        (1,010,000)
                 Closed store reserve                                  964,000         1,092,000            440,000
                 Accrued expense                                             -                 -           (582,000)
                 Accrued payroll and related liabilities            (2,656,000)          193,000          1,721,000
                 Damaged inventory reimbursement                     1,195,000                 -                  -
                 Acquisition costs                                   4,974,000         2,626,000          1,397,000
                 Sales tax reserves                                          -          (715,000)          (418,000)
                 Deferred rent subsidy                                       -          (483,000)          (624,000)
                 Net operating loss usage                                    -                 -          5,782,000
                 Tax credits benefited                                       -        (1,392,000)        (4,477,000)
                 Accounting limitation (recognition)
                    of deferred tax benefit                          1,588,000        (4,591,000)        (1,085,000)
                 Other, net                                            211,000          (348,000)           354,000
                                                                   -----------        -----------       -----------
                                                                   $         -        $ 1,345,000       $(1,263,000)
                                                                   ===========        ===========       ===========

                 The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                     June 26,        June 25,
                                                                                       1993            1994
                                                                                   -----------     -----------
                 Deferred tax assets:
                    Accrued payroll and related liabilities                        $ 4,064,000     $ 2,448,000
                    Other accrued liabilities                                       13,488,000      13,953,000
                    Property and equipment                                           9,674,000       2,997,000
                    Self-insurance liabilities                                      30,907,000      27,744,000
                    Loss carryforwards                                              27,863,000      20,675,000
                    Tax credit carryforwards                                         1,392,000       5,869,000
                    Other                                                            1,223,000         580,000
                                                                                   -----------     -----------
                       Gross deferred tax assets                                    88,611,000      74,266,000
                    Valuation allowance                                            (45,008,000)    (31,149,000)
                                                                                   -----------     -----------
                       Net deferred tax assets                                     $43,603,000     $43,117,000
                                                                                   -----------     -----------

                 Deferred tax liabilities:
                    Inventories                                                   $(20,243,000)   $(16,738,000)
                    Property and equipment                                         (38,298,000)    (30,516,000)
                    Obligations under capital leases                                (5,802,000)     (8,733,000)
                    Other                                                           (1,689,000)     (1,870,000)
                                                                                  ------------    ------------
                       Gross deferred tax liability                                (66,032,000)    (57,857,000)
                                                                                  ------------    ------------
                       Net deferred tax liability                                 $(22,429,000)   $(14,740,000)
                                                                                  ============    ============

                 The Company recorded a valuation allowance to reserve a portion of its gross deferred tax assets at June 26, 1993 due primarily to financial and tax losses in recent years. Under SFAS 109, this valuation allowance will be adjusted in future periods as appropriate. However, the timing and extent of such future adjustments to the allowance cannot be determined at this time.

                 At June 25, 1994, approximately $8,864,000 of the valuation allowance for deferred tax assets will reduce goodwill when the allowance is no longer required.

                 At June 25, 1994, the Company has net operating loss carryforwards for federal income tax purposes of $59,071,000, which expire in 2007 through 2008. The Company has federal and state Alternative Minimum Tax ("AMT") credit carryforwards of approximately $4,090,000 which are available to reduce future regular taxes in excess of AMT. Currently, there is no expiration date for these credits.

                 FFL files a consolidated federal income tax return, under which the federal income tax liability of FFL and its subsidiaries (which since June 23, 1989 include the Company) is determined on a consolidated basis. FFL has entered into a federal income tax sharing agreement with the Company and certain of its subsidiaries (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which the Company is included in any consolidated tax liability of FFL and has taxable income, the Company will pay to FFL the amount of the tax liability that the Company would have had on such due date if it had been filing a separate return. Conversely, if the Company generates losses or credits which actually reduce the consolidated tax liability of FFL and its other subsidiaries, FFL will credit to the Company the amount of such reduction in the consolidated tax liability. These credits are passed between FFL and the Company in the form of cash payments. In the event any state and local income taxes are determinable on a combined or consolidated basis, the Tax Sharing Agreement provides for a similar allocation between FFL and the Company of such state and local taxes.

                 The Company currently has an Internal Revenue Service examination in process covering its 1990 and 1991 fiscal years. The Internal Revenue Service has not yet made any additional tax assessments related to these years.

8.       RELATED PARTY TRANSACTIONS

                 The Company has a five-year consulting agreement with an affiliated company effective June 17, 1991 for management, financing, acquisition and other services. The agreement is automatically renewed on January 1 of each year for the five-year term unless ninety
         (90) days' notice is given by either party. The contract provides for annual management fees equal to $2 million plus an additional amount based on the Company's performance and advisory fees for acquisition and financing transactions.

                 Fees paid or accrued associated with management services were $2,270,000 during the 52 weeks ended June 25, 1994, $2,000,000 during the 52 weeks ended June 26, 1993, and $2,000,000 during the 52 weeks ended June 27, 1992. Advisory fees paid or accrued were $170,000 during the 52 weeks ended June 25, 1994, $1,795,000 for the 52 weeks ended June 26, 1993, and $116,000 for the 52 weeks ended June 27, 1992. Advisory fees paid or accrued for financing transactions are capitalized and amortized over the term of the related financing. In connection with the acquisitions of Alpha Beta, ABC and the Food Barn Stores, the Company capitalized fees of $8,000,000, $500,000 and $92,000, respectively, which were paid to this affiliated company for acquisition services.


9.       COMMITMENTS AND CONTINGENCIES

                 The Company is contingently liable to former stockholders of certain predecessors for any prorated gains which may be realized within ten years of the acquisition of the respective companies resulting from the sale of the Certified stock. Such gains are only payable if Certified is purchased or dissolved, or if the Company sells the shares to Certified within the period noted above.

                 The Company is a partner in a supplier partnership, in which it is contingently liable for the partnership's long-term debt. The Company's portion of such debt is approximately $1,650,000.

                 The Company has entered into lease agreements with the developers of several new sites in which the Company has agreed to provide construction financing. At June 25, 1994, the Company had capitalized construction costs of $10,435,000 on total commitments of $19,250,000.

                 In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in and to fix the price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. To date, the Court has yet to certify any of these classes, while a demurrer to the complaints was denied. The Company will vigorously defend itself in these class action suits.

                 In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.


10.      EMPLOYEE BENEFIT PLANS

                 The Company and its subsidiaries sponsor several defined contribution benefit plans. The full-time employees of Falley's who are not members of a collective bargaining agreement are covered under a 401(k) plan under which the Company matches certain employee contributions with cash or FFL stock (the "Falley's ESOP"). As part of the original stock sale agreement between FFL and the Falley's ESOP, which has been amended from time to time, an affiliate of the Company has assumed the obligation to purchase any FFL shares as to which terminated plan participants have exercised a put option under the terms of Falley's ESOP. As part of that agreement, the Company may, at its sole discretion, after providing a right of first refusal to the affiliate, purchase FFL shares put under the provisions of the plan. During the year ended June 25, 1994, the Company elected to purchase $1.0 million of FFL shares as to which terminated plan participants had exercised their put option. FFL shares purchased by the Company are classified as treasury stock.

                 All other full-time employees of the Company who are not members of a collective bargaining agreement are covered under a separate 401(k) plan (the "Management Plan"). The Management Plan provides for annual contributions which are determined at the discretion of the Company. The Company contributions are allocated to participants based on employee compensation and matching of certain employee contributions. A portion of the Company contribution allocated based on compensation is made in the form of stock or cash for the purchase of stock.

                 Total charges against operations related to all employee benefit plans sponsored by the Company and its subsidiaries were $337,000, $284,000 and $699,000 for the 52 weeks ended June 27, 1992, the 52 weeks ended June 26, 1993, and the 52 weeks ended June 25, 1994, respectively. No contributions were made with stock and no stock was acquired by any plans in fiscal 1992, fiscal 1993 or fiscal 1994.

                   The Company contributes to multi-employer pension plans administered by various trustees. Contributions to these plans are based upon negotiated wage contracts. These plans may be deemed to be defined benefit plans. Information related to accumulated plan benefits and plan net assets as they may be allocated to the Company at June 25, 1994 is not available. The Company contributed $78.6 million, $69.4 million and $57.2 million to these plans for the 52 weeks ended June 27, 1992, June 26, 1993, and June 25, 1994, respectively. Management is not aware of any plans to terminate such plans.

                 The United Food and Commercial Workers health and welfare plans were overfunded and those employers who contributed to the plans are to receive a pro rata share of the excess reserves in these plans through a reduction of current contributions. The Company's share of the excess reserve was $24.2 million, of which $8.1 million was recognized in the 52 weeks ended June 25, 1994, with the remainder to be recognized in future periods as the credits are taken. Offsetting the reduction in employer contributions was a $5.5 million union contract ratification bonus and contractual wage increases.


11.      COMMON STOCK

                 On December 31, 1992, concurrent with the sale of the Preferred Stock, the Company sold 121,118 shares of common stock to Holdings. Concurrently, the remaining shares of common stock of the Company were exchanged for shares of Holdings common stock on a one for one basis.


12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Cash Equivalents

                 The carrying amount approximates fair value as a result of the short maturity of these instruments.

         Short-Term Notes and Other Receivables

                 The carrying amount approximates fair value as a result of the short maturity of these instruments.

         Investments In and Notes Receivable From Supplier Cooperatives

                 The Company maintains a non-current deposit with Certified in the form of Class B shares of Certified. Certified is not obligated in any fiscal year to redeem more than a prescribed number of the Class B shares issued. Therefore, it is not practicable to estimate the fair value of this investment.

                 The Company maintains a non-current note receivable from A.W.G. There are no quoted market prices for this investment and a reasonable estimate could not be made without incurring excessive costs. Additional information pertinent to the value of this investment is provided in Note 6.


         Long-Term Debt

                 The fair value of the $175.0 million Senior Notes, the $145.0 million Subordinated Notes and the Bank Term Loan is based on quoted market prices. Market quotes for the fair value of the remainder of the Company's debt are not available, and a reasonable estimate of the fair value could not be made without incurring excessive costs. Additional information pertinent to the value of the unquoted debt is provided in Note 4.

                 The estimated fair values of the Company's financial instruments are as follows:

                                                                              June 25, 1994
                                                                     -----------------------------
                                                                       Carrying           Fair
                                                                        Amount            Value
                                                                     -----------      ------------

                 Cash and cash equivalents                          $ 32,996,000      $ 32,996,000
                 Short-term notes and other receivables                4,187,000         4,187,000
                 Investments in and notes receivable from
                    supplier cooperatives                             12,702,000                 -
                 Long-term debt for which it is:
                    o Practicable to estimate fair values            457,064,000       472,779,000
                    o Not practicable                                 17,194,000                 -


13.      OTHER INCOME, NET

                 The components of other income items included in SG&A are as follows:

                                                        52 Weeks        52 Weeks          52 Weeks
                                                          Ended           Ended             Ended
                                                        June 27,        June 26,          June 25,
                                                          1992            1993              1994
                                                       ----------      ----------        ---------
                 Interest income                       $1,266,000      $  993,000        $ 903,000
                 Gain (loss) on sale of assets          1,364,000       2,083,000          (37,000)
                 Licensing fees                           493,000         246,000          270,000
                 Other income (expense)                   769,000       3,710,000         (177,000)
                                                       ----------      ----------        ---------
                                                       $3,892,000      $7,032,000        $ 959,000
                                                       ==========      ==========        =========


14.      SUBSEQUENT EVENT (UNAUDITED)

                 On September 14, 1994, the Company, Holdings, and FFL entered into a definitive Agreement and Plan of Merger (the "Merger") with Ralphs Supermarkets, Inc. ("Ralphs") and the stockholders of Ralphs. Pursuant to the terms of the Merger Agreement, the Company will, subject to certain terms and conditions being satisfied or waived, be merged into Ralphs and Ralphs will become a wholly-owned subsidiary of Holdings. Conditions to the consummation of the Merger include, among other things, receipt of regulatory approvals and other necessary consents and the completion of financing for the transaction. The purchase price for Ralphs is approximately $1.5 billion, including the assumption of debt.

                 Upon the effectiveness of the Merger, each outstanding share of common stock, par value $1.00 per share, of Ralphs will be converted into and become a right to receive (a) approximately $16.61 in cash and (b) approximately $3.91 principal amount of 13% Senior Subordinated Pay-in Kind Debentures due 2006 issued by Holdings (the "Debentures"). This represents an aggregate purchase price, payable to the stockholders of Ralphs, of $425 million in cash and $100 million initial principal amount of Debentures. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Ralphs Merger in exchange for the payment of a consulting fee.

                 The financing required to complete the Merger will include the issuance of significant additional equity by FFL, the issuance of new debt securities by the Company and Holdings and the incurrence of additional bank financing by the Company. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $150 million in FFL stock, and the bank financing would be made pursuant to a commitment by Bankers Trust Company to provide up to $1,225 million in such financing. In connection with the receipt of new financing, the Company and Holdings will also be required to complete certain exchange offers, consent solicitations and or other transactions with the holders of their currently outstanding debt securities.

                 As of July 17, 1994, Ralphs had outstanding indebtedness of approximately $990 million. Ralphs had sales of $2,730 million, operating income of $152.1 million and earnings before income taxes of $30.3 million for its most recent fiscal year ended January 30, 1994.

                 Upon consummation of the Merger, the operations and activities of the Company will be significantly impacted due to conversions of the Company's existing Southern California conventional stores to either Ralphs or Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation may result in a restructuring charge and, in conjunction with the Merger, the Company intends to determine if there is any impairment of the value of the Company's existing assets and goodwill. The amount of the restructuring charge is not presently determinable due to various factors, including uncertainties inherent in the completion of the Merger; however, the restructuring charge may be material in relation to the stockholder's equity and financial position of the Company at June 25, 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Food 4 Less Supermarkets, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Food 4 Less Supermarkets, Inc. and subsidiaries as of June 26, 1993 and June 25, 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended June 27, 1992, the 52 weeks ended June 26, 1993, and the 52 weeks ended June 25, 1994 and have issued our report thereon dated July 29, 1994 (except with respect to the matter discussed in Note 14, as to which the date is September 14, 1994). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed on page 31 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          ARTHUR ANDERSEN LLP



Los Angeles, California
July 29, 1994 (except with
respect to the matter discussed in
Note 14, as to which the date is
September 14, 1994)

                         FOOD 4 LESS SUPERMARKETS, INC.
                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

          52 WEEKS ENDED JUNE 25, 1994, 52 WEEKS ENDED JUNE 26, 1993,
                       AND 52 WEEKS ENDED JUNE 27, 1992

                            (DOLLARS IN THOUSANDS)


                                                                         BALANCE AT END
                               BALANCE AT                                  OF PERIOD
                               BEGINNING             AMOUNTS    OTHER   ------------------
                               OF PERIOD  ADDITIONS COLLECTED  CHANGES  CURRENT NONCURRENT
                               ---------  --------- ---------  -------  ------- ----------
52 weeks ended June 25, 1994
         None                     $  -       $  -      $  -     $  -     $  -      $  -
                                  ----       ----      ----     ----     ----      ----
                                  $  -       $  -      $  -     $  -     $  -      $  -
                                  ====       ====      ====     ====     ====      ====



52 weeks ended June 26, 1993
         Spencer Deese            $100       $  -      $100     $  -     $  -      $  -
                                  ----       ----      ----     ----     ----      ----
                                  $100       $  -      $100     $  -     $  -      $  -
                                  ====       ====      ====     ====     ====      ====


52 weeks ended June 27, 1992
         Spencer Deese            $105       $  -      $  5     $  -     $  -      $100
                                  ----       ----      ----     ----     ----      ----
                                  $105       $  -      $  5     $  -     $  -      $100
                                  ====       ====      ====     ====     ====      ====

                         FOOD 4 LESS SUPERMARKETS, INC.
                      SCHEDULE V - PROPERTY AND EQUIPMENT
        52 WEEKS ENDED JUNE 25, 1994, 52 WEEKS ENDED JUNE 26, 1993,
                       AND 52 WEEKS ENDED JUNE 27, 1992
                             (DOLLARS IN THOUSANDS)



                                            Balance at
                                           beginning of                            Other     Balance at end
                                              period     Additions  Retirements  changes(a)    of period
                                           ------------  ---------  -----------  ----------  --------------
52 weeks ended June 25, 1994:
     Land                                    $ 23,912      $     -   $    424    $      -      $ 23,488
     Buildings                                 12,827            -           -           -        12,827
     Leasehold improvements                    81,049       17,292         668           -        97,673
     Store equipment & fixtures               129,178       27,324      11,643       3,390       148,249
     Transportation equipment                  31,758          971         470           -        32,259
     Construction in progress                     757       11,884           -           -        12,641
     Leased property under capital leases      77,553        2,575       1,906           -        78,222
     Leasehold interests                       93,863            -         399           -        93,464
                                             --------      -------     -------    --------      --------
                                             $450,897      $60,046     $15,510    $  3,390      $498,823
                                             ========      =======     =======    ========      ========


52 weeks ended June 26, 1993:
     Land                                    $ 26,952      $   652    $  3,692    $      -      $ 23,912
     Buildings                                 12,568          207         126         178        12,827
     Leasehold improvements                    58,846       20,853       1,912       3,262        81,049
     Store equipment & fixtures               104,473       24,956       2,328       2,077       129,178
     Transportation equipment                  29,415        2,531         188           -        31,758
     Construction in progress                   8,679        1,601       2,513      (7,010)          757
     Leased property under capital leases      80,369          115       2,931           -        77,553
     Leasehold interests                       92,193        2,552         882           -        93,863
                                             --------      -------     -------    --------      --------
                                             $413,495      $53,467     $14,572    $ (1,493)     $450,897
                                             ========      =======     =======    ========      ========


52 weeks ended June 27, 1992:
     Land                                    $ 26,952      $     -     $     -    $      -      $ 26,952
     Buildings                                 12,568            -           -           -        12,568
     Leasehold improvements                    41,730       19,592       2,476           -        58,846
     Store equipment & fixtures               130,497       27,819      21,072     (32,771)      104,473
     Transportation equipment                  28,937          651         173           -        29,415
     Construction in progress                   1,947       12,201       5,469           -         8,679
     Leased property under capital leases      80,399            -          30           -        80,369
     Leasehold interests                      100,710            -         357      (8,160)       92,193
                                             --------      -------     -------    --------      --------
                                             $423,740      $60,263     $29,577    $(40,931)     $413,495
                                             ========      =======     =======    ========      ========

_______________
(a) Consists of (1) the acquisition of Food Barn in March 1994, (2) final Alpha Beta purchase price allocation adjustments, and (3) gains and losses on involuntary conversion of assets.

                         FOOD 4 LESS SUPERMARKETS, INC.
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
          52 WEEKS ENDED JUNE 25, 1994, 52 WEEKS ENDED JUNE 26, 1993,
                       AND 52 WEEKS ENDED JUNE 27, 1992
                             (DOLLARS IN THOUSANDS)


                                            Balance at
                                           beginning of                            Other     Balance at end
                                              period     Additions  Retirements  changes(a)    of period
                                           ------------  ---------  -----------  ----------  --------------
52 weeks ended June 25, 1994:
     Buildings                               $ 2,515       $   441    $     -      $    -       $  2,956
     Leasehold improvements                   25,050         7,097        185           -         31,962
     Store equipment & fixtures               36,506        20,789      1,762           -         55,533
     Transportation equipment                  7,036         2,461        337           -          9,160
     Leased property under capital leases     20,356         5,591      1,906           -         24,041
     Leasehold interests                       5,485         5,001         49           -         10,437
                                             -------       -------    -------      ------       --------
                                             $96,948       $41,380    $ 4,239      $    -       $134,089
                                             =======       =======    =======      ======       ========


52 weeks ended June 26, 1993:
     Buildings                               $ 1,861       $   682    $    24      $   (4)      $  2,515
     Leasehold improvements                   15,534         9,692         15        (161)        25,050
     Store equipment & fixtures               19,818        18,051        673        (690)        36,506
     Transportation equipment                  5,040         2,180        184           -          7,036
     Leased property under capital leases     16,655         5,342      1,641           -         20,356
     Leasehold interests                       4,051         1,479         45           -          5,485
                                             -------       -------    -------      ------       --------
                                             $62,959       $37,426    $ 2,582      $ (855)      $ 96,948
                                             =======       =======    =======      ======       ========


52 weeks ended June 27, 1992:
     Buildings                               $ 1,252       $   688    $    79      $    -       $  1,861
     Leasehold improvements                    7,800         8,649        915           -         15,534
     Store equipment and fixtures             12,275        19,224     11,681           -         19,818
     Transportation equipment                  3,323         1,751         34           -          5,040
     Leased property under capital lease      10,306         6,379         30           -         16,655
     Leasehold interests                       2,888         1,207         44           -          4,051
                                             -------       -------    -------      ------       --------
                                             $37,844       $37,898    $12,783      $    -       $ 62,959
                                             =======       =======    =======      ======       ========

________________________
(a)      Consists of gains and losses on involuntary conversion of assets.

                         FOOD 4 LESS SUPERMARKETS, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
          52 WEEKS ENDED JUNE 25, 1994, 52 WEEKS ENDED JUNE 26, 1993,
                       AND 52 WEEKS ENDED JUNE 27, 1992
                             (DOLLARS IN THOUSANDS)


                                                        Provisions
                                           Balance at    charged                                  Balance
                                           beginning       to                        Other        at end
                                            of period    expense      Payments      changes      of period
                                           ----------   ----------    --------      -------      ---------
Self-insurance liabilities

       52 weeks ended June 25, 1994         $85,494     $25,716       $29,506        $    -       $81,704
                                            =======     =======       =======        ======       =======

       52 weeks ended June 26, 1993         $82,559     $43,905       $40,970        $    -       $85,494
                                            =======     =======       =======        ======       =======

       52 weeks ended June 27, 1992         $59,525     $51,100       $36,066        $8,000(a)    $82,559
                                            =======     =======       =======        ======       =======

_______________
(a) Reflects self-insurance reserve related to Alpha Beta resulting from the acquisition of Alpha Beta.

                               INDEX TO EXHIBITS


Exhibit
Number                                        Description                                             Page
- - ------                                        -----------                                             ----
2.1                  Agreement and Plan of Merger by and among Food 4 Less, Inc.,
                     Food 4 Less Holdings, Inc., the Company, Ralphs Supermarkets, Inc. and
                     the Stockholders of Ralphs Supermarkets, Inc. (incorporated by reference to Exhibit 99 to the Company's Form 8-K dated September 14,
                     1994).

3.1                  Certificate of Incorporation of the Company, as amended.

3.2                  Bylaws of the Company, as amended (incorporated herein by reference to
                     Exhibit 3.2 to the Company's Registration Statement on Form S-1, No.
                     33-31152).

4.1                  Senior Note Indenture dated as of April 15, 1992 by and among the
                     Company, the subsidiary guarantors identified therein and Norwest Bank
                     Minnesota, N.A., as trustee (incorporated herein by reference to
                     Exhibit 4.1 to the Company's Registration Statement on Form S-1, No.
                     33-46750).

4.1.1                First Supplemental Indenture dated as of July 24, 1992 by and among the
                     Company, Bay Area Warehouse Stores, Inc. and Norwest Bank Minnesota,
                     N.A., as trustee (incorporated herein by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June
                     27, 1992.)

4.2                  Senior Subordinated Note Indenture dated as of June 15, 1991 by and among the Company, the subsidiary guarantors identified therein and
                     United States Trust Company of New York as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K
                     for the fiscal year ended June 29, 1991).

4.2.1                First Supplemental Indenture dated as of April 8, 1992 by and among the
                     Company, Food 4 Less GM, Inc. and United States Trust Company of New
                     York, as trustee (incorporated herein by reference to Exhibit 4.2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June
                     27, 1992.)

4.2.2                Second Supplemental Indenture dated as of May 18, 1992 by and among the
                     Company, the Subsidiary Guarantors and United States Trust Company of
                     New York, as trustee (incorporated herein by reference to Exhibit 4.2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     June 27, 1992.)

Exhibit
Number                                        Description                                             Page
- - ------                                        -----------                                             ----
4.2.3                Third Supplemental Indenture dated as of July 24, 1992 by and among the
                     Company, Bay Area Warehouse Stores, Inc. and United States Trust
                     Company of New York, as trustee (incorporated herein by reference to
                     Exhibit 4.2.3 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended June 27, 1992.)

4.3                  Credit Agreement dated as of June 17, 1991 by and among the Company,
                     Alpha Beta Company, The Boys Markets, Inc., Cala Foods, Inc., Falley's,
                     Inc. and Food 4 Less Merchandising, Inc., as borrowers; Citicorp North
                     America, Inc., Bankers Trust Company and Manufacturers Hanover Trust
                     Company, as Co-Agents, Citicorp North America, Inc. as Administrative
                     Agent and the Initial Lenders and the Designated Issuers, all as
                     identified therein (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     June 29, 1991).

4.3.1                First Modification Agreement dated as of January 24, 1992 by and among the Company, Alpha Beta Company, The Boys Markets, Inc., Cala Foods,
                     Inc., Falley's, Inc. and Food 4 Less Merchandising, Inc., as borrowers;
                     Citicorp North America, Inc., Bankers Trust Company and Manufacturers
                     Hanover Trust Company, as Co-Agents, Citicorp North America, Inc. as
                     Administrative Agent and the Required Lenders and the other Loan
                     Parties, all as identified therein (incorporated herein by reference to
                     Exhibit 4.5.1 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended June 27, 1992.)

4.3.2                Second Modification Agreement dated as of April 13, 1992 by and among the Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc. and
                     Food 4 Less Merchandising, Inc., as borrowers; Citicorp North America,
                     Inc., Bankers Trust Company and Manufacturers Hanover Trust Company, as
                     Co-Agents, Citicorp North America, Inc. as Administrative Agent and the
                     Required Lenders and the other Loan Parties, all as identified therein
                     (incorporated herein by reference to Exhibit 4.5.2 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended June 27, 1992.)

4.3.3                Third Modification Agreement dated as of September 15, 1992 by and among the Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc.
                     and Food 4 Less Merchandising, Inc., as borrowers; Citicorp North
                     America, Inc., Bankers Trust Company and Manufacturers Hanover Trust
                     Company, as Co-Agents, Citicorp North America, Inc. as Administrative
                     Agent and the Required Lenders and the other Loan Parties, all as identified therein (incorporated herein by reference to Exhibit 4.5.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     June 27, 1992.)

4.3.4                Fourth Modification Agreement dated as of October 9, 1992 by and among the Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc. and
                     Food 4 Less Merchandising, Inc., as borrowers; Citicorp North America,
                     Inc., Bankers Trust Company and Manufacturers Hanover Trust Company, as
                     Co-Agents, Citicorp North America, Inc. as Administrative Agent and the
                     Required Lenders and the other Loan Parties, all as identified therein
                     (incorporated herein by reference to Exhibit 4.5.4 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended June 27, 1992.)

Exhibit
Number                                        Description                                             Page
- - ------                                        -----------                                             ----
4.3.5                Fifth Modification Agreement dated as of December 21, 1992 by and among the Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc. and
                     Food 4 Less Merchandising, Inc., as borrowers; Citicorp North America,
                     Inc., Bankers Trust Company and Chemical Bank (as successor in interest to Manufacturers Hanover Trust Company), as Co-Agents, Citicorp North
                     America, Inc. as Administrative Agent and the Required Lenders and the
                     other Loan Parties, all as identified therein (incorporated herein by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-
                     Q for the quarter ended April 3, 1993).

4.4                  Guaranty dated as of June 17, 1991 by the Company, Alpha Beta Company,
                     Bell Markets, Inc., The Boys Markets, Inc., Cala Co., Cala Foods, Inc.,
                     Falley's, Inc., Food 4 Less of California, Inc., Food 4 Less
                     Merchandising, Inc., and Food 4 Less of Southern California, Inc., in
                     favor of the Lender Parties identified therein and Citicorp North
                     America, Inc., as Administrative Agent for such Lender Parties
                     (incorporated herein by reference to Exhibit 4.5 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

9                    Stockholder Voting Agreement and Proxy dated as of December 31, 1992 by and among Ronald W. Burkle, George Golleher, Yucaipa Capital Advisors,
                     Inc. and the Management Shareholders of Food 4 Less Holdings, Inc.
                     (incorporated herein by reference to Exhibit 9 to Food 4 Less Holdings,
                     Inc.'s Registration Statement on Form S-4, No. 33-59214).

10.1                 Lease dated as of June 17, 1991 by and between the Company and American
                     Food and Drug, Inc. relating to La Habra, California property
                     (incorporated herein by reference to Exhibit 10.4 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

10.2                 Stockholders Agreement dated as of June 23, 1989 by and among the
                     Company, Food 4 Less, Inc. and Peter J. Sodini (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on
                     Form S-1, No. 33-31152).

10.2.1               Amendment dated as of May 4, 1990 to Stockholders Agreement by and among the Company, Food 4 Less, Inc. and Peter J. Sodini (incorporated herein by reference to Exhibit 10.58 to the Company's Registration
                     Statement on Form S-1, No. 33-31152).

10.2.2               Letter Agreement dated as of June 27, 1990 by and among Peter J.
                     Sodini, The Boys Markets, Inc., the Company and certain affiliates, officers, directors and employees of the Company (incorporated herein by reference to Exhibit 10.39.1 to the Company's Annual Report on Form
                     10-K for the fiscal year ended June 30, 1990).

10.2.3               Assignment and Assumption Agreement dated as of August 22, 1990 by and between Peter J. Sodini and Ronald W. Burkle with respect to
                     Stockholders Agreement by and among the Company, Food 4 Less, Inc. and
                     Peter J. Sodini (incorporated herein by reference to Exhibit 10.16.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                     June 30, 1990).

Exhibit
Number                                   Description                                             Page
- - ------                                   -----------                                             ----
10.2.4          Amendment dated as of December 31, 1992 by and among Food 4 Less, Inc.,
                Food 4 Less Holdings, Inc., Food 4 Less Supermarkets, Inc. and
                Ronald W. Burkle to Stockholders Agreement by and among Food 4 Less
                Supermarkets, Inc., Food 4 Less, Inc. and Peter J. Sodini (incorporated herein by reference to Exhibit 10.6.2 to Food 4 Less Holdings, Inc.'s
                Registration Statement on Form S-4, No. 33-59214).

10.3            Stockholders Agreement dated as of June 23, 1989 by and among the
                Company, Food 4 Less, Inc. and George G. Golleher (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement
                on Form S-1, No. 33-31152).

10.3.1          Amendment dated as of May 4, 1990 to Stockholders Agreement by and among the Company, Food 4 Less, Inc. and George G. Golleher
                (incorporated herein by reference to Exhibit 10.59 to the Company's
                Registration Statement on Form S-1, No. 33-31152).

10.3.2          Amendment dated as of December 31, 1992 by and among Food 4 Less
                Holdings, Inc., the Company, Food 4 Less, Inc. and George G. Golleher
                to Stockholders Agreement by and among the Company, Food 4 Less, Inc.
                and George G. Golleher (incorporated herein by reference to Exhibit
                10.8.2 to Food 4 Less Holdings, Inc.'s Registration Statement on Form
                S-4, No. 33-59214).

10.4            Letter Agreement dated as of September 14, 1994 by and among FFL
                Partners, Food 4 Less, Inc., Food 4 Less Holdings, Inc., Food 4 Less
                Supermarkets, Inc. and Falley's, Inc. relating to certain obligations arising under the Falley's, Inc. Stock Ownership Plan and Trust, as amended.

10.5     *      Amended and Restated Consulting Agreement dated as of June 17, 1991 by and among Yucaipa Management Company, The Yucaipa Companies and the
                Company (incorporated herein by reference to Exhibit 10.16 to the
                Company's Annual Report on Form 10-K for the fiscal year ended June 29,
                1991).

10.6     *      Consulting Agreement dated as of June 27, 1988 by and between Falley's,
                Inc. and Joe S. Burkle (incorporated herein by reference to Exhibit
                10.38 to the Company's Registration Statement on Form S-1, No. 33-
                31152).

10.6.1   *      Letter Agreement dated as of December 10, 1990 amending Consulting
                Agreement by and between Falley's, Inc. and Joe S. Burkle (incorporated herein by reference to Exhibit 10.17.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

10.7     *      Employment Agreement dated as of June 24, 1989 by and between The Boys
                Markets, Inc. and George G. Golleher (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1,
                No. 33-31152).

Exhibit
Number                                        Description                                             Page
- - ------                                        -----------                                             ----
10.7.1   *           First Amendment dated as of December 10, 1990 to Employment Agreement by and between The Boys Markets, Inc. and George G. Golleher
                     (incorporated herein by reference to Exhibit 10.40.1 to the Company's
                     Amendment No. 1 to Post-Effective Amendment No. 1 to Registration
                     Statement on Form S-1, No. 33-31152).

10.7.2   *           Second Amendment dated as of June 17, 1991 to Employment Agreement by and among The Boys Markets, Inc., the Company and George G. Golleher
                     (incorporated herein by reference to Exhibit 10.19.2 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

10.8                 Amended and Restated Tax Sharing Agreement dated as of June 17, 1991 by and among Food 4 Less, Inc., the Company and the subsidiaries of the
                     Company (incorporated herein by reference to Exhibit 10.20 to the
                     Company's Annual Report on Form 10-K for the fiscal year ended June 29,
                     1991).

10.9     *           Employment Agreement dated as of July 1, 1994 between Food 4 Less
                     Supermarkets, Inc. and Harley DeLano.

10.10    *           Employment Agreement dated as of July 1, 1994 between the Food 4 Less
                     Supermarkets, Inc. and Greg Mays.

12                   Statement regarding computation of ratio of earnings to fixed charges.

21                   Subsidiaries of Food 4 Less Supermarkets, Inc.

27                   Financial Data Schedule.