Form 10-Q
period 1994-09-17
FOOD 4 LESS SUPERMARKETS INC
filed 1994-11-01
CIK 835676

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


              For Quarter Ended                         Commission File Number
              September 17, 1994                               33-31152


                         FOOD 4 LESS SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    95-4222386
       (State or other jurisdiction of                     (I.R.S Employer
       incorporation or organization)                   Identification Number)



         777 South Harbor Boulevard
            La Habra, California                                90631
  (Address of principal executive offices)                    (zip code)



                                 (714) 738-2000
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____.


     At October 31, 1994, there were 1,506,544 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock was held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

================================================================================

                         FOOD 4 LESS SUPERMARKETS, INC.

                                     INDEX


                                                                                                                       Page
                                                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated balance sheets as of
                    September 17, 1994 and June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .              2

                 Consolidated statements of operations for the 12 weeks ended
                    September 17, 1994 and September 18, 1993 . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated statements of cash flows for the 12 weeks ended
                    September 17, 1994 and September 18, 1993 . . . . . . . . . . . . . . . . . . . . . . .              5

                 Consolidated statements of stockholder's equity as of
                    September 17, 1994 and June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .              7

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .              8


Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                          September 17,               June 25,
                         ASSETS                                                               1994                      1994
                                                                                          ------------              ------------
                                                                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $ 29,388                $ 32,996
    Trade receivables, less allowances of $1,318
        and $1,386 at September 17, 1994 and
        June 25, 1994, respectively                                                             24,331                  25,039
    Notes and other receivables                                                                  1,094                   1,312
    Inventories                                                                                210,548                 212,892
    Patronage receivables from suppliers                                                         3,998                   2,875
    Prepaid expenses and other                                                                   9,437                   6,323
                                                                                               -------                 -------
        Total current assets                                                                   278,796                 281,437

INVESTMENTS IN AND NOTES RECEIVABLE FROM
    SUPPLIER COOPERATIVES:
    A. W. G.                                                                                     6,718                   6,718
    Certified and Others                                                                         5,952                   5,984

PROPERTY AND EQUIPMENT:
    Land                                                                                        23,488                  23,488
    Buildings                                                                                   12,827                  12,827
    Leasehold improvements                                                                     101,634                  97,673
    Store equipment and fixtures                                                               150,851                 148,249
    Transportation equipment                                                                    32,306                  32,259
    Construction in progress                                                                    20,369                  12,641
    Leased property under capital leases                                                        78,222                  78,222
    Leasehold interests                                                                         93,473                  93,464
                                                                                               -------                 -------
                                                                                               513,170                 498,823
    Less:  Accumulated depreciation and amortization                                           143,135                 134,089
                                                                                               -------                 -------

        Net property and equipment                                                             370,035                 364,734

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $18,382 and $17,083 at September 17, 1994 and
        June 25, 1994, respectively                                                             27,245                  28,536
    Goodwill, less accumulated amortization of $35,732
        and $33,945 at September 17, 1994 and
        June 25, 1994, respectively                                                            266,097                 267,884
    Other, net                                                                                  23,643                  24,787
                                                                                               -------                 -------

                                                                                              $978,486                $980,080
                                                                                               =======                 =======





   The accompanying notes are an integral part of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                          September 17,               June 25,
                         LIABILITIES AND STOCKHOLDER'S EQUITY                                 1994                      1994
                                                                                          ------------              ------------
                                                                                           (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                          $176,148                $180,708
    Accrued payroll and related liabilities                                                     43,767                  42,805
    Accrued interest                                                                            14,310                   5,474
    Other accrued liabilities                                                                   48,782                  53,910
    Income taxes payable                                                                         1,249                   2,000
    Current portion of self-insurance liabilities                                               29,492                  29,492
    Current portion of long-term debt                                                           19,566                  18,314
    Current portion of obligations under capital leases                                          3,612                   3,616
                                                                                               -------                 -------
        Total current liabilities                                                              336,926                 336,319

LONG-TERM DEBT                                                                                 311,457                 310,944

OBLIGATIONS UNDER CAPITAL LEASES                                                                39,186                  39,998

SENIOR SUBORDINATED DEBT                                                                       145,000                 145,000

DEFERRED INCOME TAXES                                                                           14,740                  14,740

SELF-INSURANCE LIABILITIES AND OTHER                                                            65,503                  64,058

COMMITMENTS AND CONTINGENCIES                                                                        -                       -

STOCKHOLDER'S EQUITY:
    Cumulative convertible preferred stock, $.01 par
        value, 200,000 shares authorized and 50,000
        shares issued at September 17, 1994 and
        June 25, 1994, respectively (aggregate
        liquidation value of $64.4 million and
        $62.2 million at September 17, 1994 and
        June 25, 1994, respectively)                                                            61,373                  58,997
    Common stock, $.01 par value, 1,600,000 shares
        authorized; 1,519,632 shares issued
        at September 17, 1994 and June 25, 1994                                                     15                      15
    Additional paid-in capital                                                                 107,650                 107,650
    Notes receivable from shareholders of parent                                                  (586)                   (586)
    Retained deficit                                                                          (100,309)                (94,586)
                                                                                               -------                 -------
                                                                                                68,143                  71,490

    Treasury stock:  16,732 shares of common stock at
        September 17, 1994 and June 25, 1994                                                    (2,469)                 (2,469)
                                                                                               -------                 -------
    Total stockholder's equity                                                                  65,674                  69,021
                                                                                               -------                 -------

                                                                                              $978,486                $980,080
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           12 Weeks                12 Weeks
                                                                             Ended                  Ended
                                                                         September 17,          September 18,
                                                                             1994                    1993
                                                                         ------------            ------------
SALES                                                                       $598,698               $616,616

COST OF SALES (including purchases from related parties
    for the 12 weeks ended September 17, 1994 and
    September 18, 1993 of $41,165 and $47,607, respectively)                 495,656                504,269
                                                                            --------               --------

GROSS PROFIT                                                                 103,042                112,347

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                               88,152                 95,694

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                          1,787                  1,772
                                                                            --------               --------

OPERATING INCOME                                                              13,103                 14,881

INTEREST EXPENSE                                                              16,008                 15,730

GAIN ON DISPOSAL OF ASSETS                                                      (458)                   (37)
                                                                            --------               --------

LOSS BEFORE PROVISION FOR INCOME TAXES                                        (2,447)                  (812)

PROVISION FOR INCOME TAXES                                                       900                    300
                                                                            --------               --------

NET LOSS                                                                    $ (3,347)              $ (1,112)
                                                                            ========               ========

PREFERRED STOCK ACCRETION                                                      2,376                  2,023

LOSS APPLICABLE TO COMMON SHARES                                            $ (5,723)              $ (3,135)
                                                                            ========               ========

LOSS PER COMMON SHARE                                                       $  (3.81)              $  (2.08)
                                                                            ========               ========


    Average Number of Common Shares Outstanding                             1,502,900             1,505,004
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                    12 Weeks                12 Weeks
                                                                      Ended                  Ended
                                                                  September 17,          September 18,
                                                                      1994                    1993
                                                                  ------------            ------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Cash received from customers                                      $598,698                $616,616
    Cash paid to suppliers and employees                              (582,504)               (586,745)
    Interest paid                                                       (5,873)                 (4,367)
    Income taxes refunded (paid)                                        (1,651)                  1,289
    Interest received                                                      688                     202
    Other, net                                                             140                   2,093
                                                                       -------                 -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                9,498                  29,088

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                         2,703                   2,486
    Payment for purchase of property and equipment                     (16,750)                 (6,585)
    Other, net                                                               -                     799
                                                                    ----------                 -------

NET CASH USED BY INVESTING ACTIVITIES                                  (14,047)                 (3,300)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Payments of long-term debt                                          (4,335)                 (1,955)
    Payments of capital lease obligation                                  (816)                   (667)
    Net change in Revolving Loan                                         6,100                  (4,900)
    Other, net                                                              (8)                   (214)
                                                                     ---------                 -------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           941                  (7,736)
                                                                      --------                 -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (3,608)                 18,052

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        32,996                  25,089
                                                                       -------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 29,388                $ 43,141
                                                                       =======                 =======





 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                     12 Weeks                12 Weeks
                                                                       Ended                  Ended
                                                                   September 17,          September 18,
                                                                       1994                    1993
                                                                   ------------            ------------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                          $(3,347)                $(1,112)
      Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Depreciation and amortization                                14,301                  14,263
            Provision for self-insurance, net                             3,501                   1,240
            Gain on sale of assets                                         (458)                    (37)
            Loss on investments in supplier cooperative                      32                       -
            Change in assets and liabilities:
                Accounts and notes receivable                              (197)                 (5,777)
                Inventories                                               2,344                   7,562
                Prepaid expenses and other                               (3,982)                 (3,213)
                Accounts payable and accrued liabilities                 (1,945)                 14,573
                Deferred income taxes                                         -                   1,289
                Income taxes payable                                       (751)                    300
                                                                         ------                  ------
         Total adjustments                                               12,845                  30,200
                                                                         ------                  ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 9,498                 $29,088
                                                                         ======                  ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCIAL ACTIVITIES:
      Accretion of preferred stock                                      $ 2,376                 $ 2,023
                                                                         ======                  ======





 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                               Preferred Stock            Common Stock           Treasury Stock
                                             -------------------      -------------------      ------------------
                                             Number                    Number                   Number                  Share-
                                               of                        of                       of                   holders'
                                             Shares       Amount       Shares      Amount       Shares    Amount        Notes
                                             ------       ------       ------      ------       ------    ------       --------
BALANCES AT JUNE 25, 1994                    50,000      $58,997      1,519,632     $15       (16,732)   $(2,469)      $(586)

  Net loss
     (unaudited)                                  -            -              -       -             -          -           -
  Accretion of Preferred Stock
     (unaudited)                                  -        2,376              -       -             -          -           -
                                             ------      -------      ---------     ---       -------    -------       -----
BALANCES AT SEPTEMBER 17, 1994
     (unaudited)                             50,000      $61,373      1,519,632     $15       (16,732)   $(2,469)      $(586)
                                             ======      =======      =========     ===       =======    =======       =====


                                               Add'l                      Total
                                              Paid-In      Retained    Stockholder's
                                              Capital       Deficit       Equity
                                              -------      --------    -------------
BALANCES AT JUNE 25, 1994                    $107,650     $ (94,586)       $69,021

  Net loss
     (unaudited)                                    -        (3,347)        (3,347)
  Accretion of Preferred Stock
     (unaudited)                                    -        (2,376)             -
                                             --------     ---------        -------
BALANCES AT SEPTEMBER 17, 1994
     (unaudited)                             $107,650     $(100,309)       $65,674
                                             ========     =========        =======



 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The consolidated balance sheet of Food 4 Less Supermarkets, Inc. (the "Company") as of September 17, 1994 and the consolidated statements of operations and cash flows for the interim periods ended September 17, 1994 and September 18, 1993 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

                 The Company is a vertically integrated supermarket company with 261 stores located in Southern California, Northern California and certain areas of the midwest. The Company's Southern California division includes a manufacturing facility, with bakery and creamery operations, and a full-line warehouse and distribution facility.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $14,822,000 and $13,802,000 at September 17, 1994 and June 25, 1994, respectively, and gross profit and operating income would have been greater by $1,020,000 and $1,011,000 for the 12 weeks ended September 17, 1994 and September 18, 1993, respectively.

         Income Taxes

                   The Company provides for deferred income taxes under an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

         Employee Benefit Plans

                 The Company implemented SOP No. 93-6, Employer Accounting for Employee Stock Ownership Plans, effective June 26, 1994. The implementation of SOP No. 93-6 did not have a material effect on the accompanying unaudited consolidated financial statements.

                 The Company and its subsidiaries sponsor several ESOPs. The full-time employees of Falley's who are not members of a collective bargaining agreement are covered under a 401(k) plan under which the Company matches certain employee contributions with cash or Food 4 Less, Inc. ("FFL") stock (the "Falley's ESOP"). As part of the original stock sale agreement between FFL and the Falley's ESOP, which has been amended from time to time, an affiliate of the Company has assumed the obligation to purchase any FFL shares as to which terminated plan participants have exercised a put option under the terms of the Falley's ESOP. As part of the agreement, the Company may, at its sole discretion, after providing a right of first refusal to the affiliate, purchase FFL shares put under the provisions of the plan. During the 12 weeks ended September 17, 1994, no shares were put under the provisions of the plan and the Company recorded a charge against operations of approximately $15,000 for benefits under the Falley's ESOP. FFL shares previously purchased by the Company are classified as treasury stock. As of September 17, 1994, the fair value of the shares allocated which are subject to a repurchase obligation by an affiliate of the Company was approximately $13,286,000.

                 The Company also sponsors two ESOPs for employees of the Company who are members of certain collective bargaining agreements (the "Union ESOPs"). The Union ESOPs provide for annual contributions based on hours worked at a rate specified by the terms of the collective bargaining agreements. The Company contributions are made in the form of Food 4 Less Holdings, Inc. ("Holdings") stock or cash for the purchase of Holdings stock and are to be allocated to participants based on hours worked. During the 12 weeks ended September 17, 1994, the Company recorded a charge against operations of approximately $77,000 for benefits under the Union ESOPs. There were no shares issued to the Union ESOPs at September 17, 1994.

3.       RESTATEMENT

                 The Company has restated the statement of operations for the 12 weeks ended September 18, 1993 to classify certain buying, occupancy and labor costs associated with making its products available for sale as cost of sales. These amounts were previously classified as selling, general, administrative, and other, net, and depreciation and amortization of property and equipment, and totalled $50,910,000. The Company has also classified a portion of its self-insurance cost as interest expense that was previously recorded in selling, general, administrative and other, net. This amount was $1,389,000 for the 12 weeks ended September 18, 1993. Depreciation and amortization costs not classified in cost of sales are included in selling, general, administrative and other, net. The change in classifications did not affect the net loss, loss before provision for income taxes, or loss per common share.

4.       RECENT EVENTS

                 On September 14, 1994, the Company, Holdings, and "FFL" entered into a definitive Agreement and Plan of Merger (the "Merger") with Ralphs Supermarkets, Inc. ("Ralphs") and the stockholders of Ralphs. Pursuant to the terms of the Merger Agreement, the Company will, subject to certain terms and conditions being satisfied or waived, be merged into Ralphs and Ralphs will become a wholly-owned subsidiary of Holdings. Conditions to the consummation of the Merger include, among other things, receipt of regulatory approvals and other necessary consents and the completion of financing for the transaction. The purchase price for Ralphs is approximately $1.5 billion, including the assumption of debt.

                 The aggregate purchase price, payable to the stockholders of Ralphs in connection with the Merger, consists of $425 million in cash and $100 million initial principal amount of 13% Senior Subordinated Pay-in-Kind Debentures due 2006 issued by Holdings. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Ralphs Merger in exchange for the payment of a consulting fee.

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

                 Upon consummation of the Merger, the operations and activities of the Company will be significantly impacted due to conversions of the Company's existing Southern California conventional stores to either Ralphs or Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation may result in a restructuring charge and, in conjunction with the Merger, the Company intends to determine if there is any impairment of the value of the Company's existing assets and goodwill. The amount of the restructuring charge is not presently determinable due to various factors, including uncertainties inherent in the completion of the Merger; however, the restructuring charge may be material in relation to the stockholder's equity and financial position of the Company at September 17, 1994.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 weeks ended September 17, 1994 and September 18, 1993:

                                                                              12 Weeks Ended
                                                       ----------------------------------------------------------
                                                          September 17, 1994                September 18, 1993
                                                       ------------------------          ------------------------
                                                                          (dollars in millions)
                                                                               (unaudited)
Sales                                                  $598.7             100.0%         $616.6            100.0%
Gross profit                                            103.0              17.2%          112.4             18.2%
Selling, general, administrative
   and other, net                                        88.1              14.7%           95.7             15.5%
Amortization of excess costs over
   net assets acquired                                    1.8               0.3%            1.8              0.3%
Operating income                                         13.1               2.2%           14.9              2.4%
Interest expense                                         16.0               2.7%           15.7              2.6%
Gain on disposal of assets                               (0.5)             -0.1%            0.0              0.0%
Provision for income taxes                                0.9               0.2%            0.3              0.0%
Net loss                                                 (3.3)             -0.6%           (1.1)            -0.2%


         Sales. Sales per week decreased $1.5 million, or 2.9%, from $51.4 million in the 12 weeks ended September 18, 1993 to $49.9 million in the 12 weeks ended September 17, 1994 primarily as a result of a 5.8% decline in same store sales partially offset by sales from 18 new stores opened since September 18, 1993. Management believes that the decline in comparable store sales is attributable to the continuing softness of the economy in Southern California and, to a lesser extent, in the Company's other operating areas, and increased competitive store openings and remodels in Southern California.

         Gross Profit. Gross profit decreased as a percentage of sales from 18.2% in the 12 weeks ended September 18, 1993 to 17.2% in the 12 weeks ended September 17, 1994. The decrease in gross profit margin resulted primarily from pricing and promotional activities related to the Company's "Total Value Pricing" program, an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 46 at September 18, 1993 to 69 at September 17, 1994, and the effect of the fixed cost component of gross profit as compared to a lower sales base. The decrease in gross profit was partially offset by improvements in product procurement and an increase in vendors' participation in the Company's promotional costs.

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $95.7 million and $88.1 million for the 12 weeks ended September 18, 1993 and September 17, 1994, respectively. SG&A decreased as a percentage of sales from 15.5% to 14.7% for the same periods. The Company experienced a reduction of workers' compensation and general liability self-insurance costs of $3.5 million due to continued improvement in the cost and frequency of claims. The improved experience was due primarily to cost control programs implemented by the Company, including awards for stores with the best loss experience, specific achievable goals for each store, and increased monitoring of third-party administrators, and, to a lesser extent, a lower sales base which reduced the Company's exposure. In addition, the Company maintained tight control of administrative expenses and store level expenses, including advertising, payroll (due primarily to increased productivity), and other controllable store expenses. Because the Company's warehouse stores have lower SG&A than conventional stores, the increase in the number of warehouse stores, from 46 at September 18, 1993 to 69 at September 17, 1994, also contributed to decreased SG&A. The reduction in SG&A as a percentage of sales was partially offset by the effect of the fixed cost component of SG&A as compared to a lower sales base.

         The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1993, employers contributing to UFCW health and welfare plans are to receive a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves was $24.2 million, of which the Company recognized $8.1 million in fiscal 1994 and $2.7 million in the 12 weeks ended September 17, 1994. The remainder of the excess reserves will be recognized as the credits are taken in the future.

         On August 28, 1994, the Teamsters and the Company ratified a new contract which, among other things, provided for the vesting of sick pay benefits resulting in a one-time charge of $2.1 million.

         Interest Expense. Interest expense (including amortization of deferred financing costs) increased $0.3 million from $15.7 million to $16.0 million for the 12 weeks ended September 18, 1993 and September 17, 1994, respectively. The increase in interest expense was due primarily to increasing interest rates on the Revolving Credit Facility and the Term Loan combined with increased borrowings under the Revolving Credit Facility. These increases were partially offset by the reduction of indebtedness under the Term Loan as a result of amortization payments.

         Net Loss. Primarily as a result of the factors discussed above, the Company's net loss increased from $1.1 million in the 12 weeks ended September 18, 1993 to $3.3 million in the 12 weeks ended September 17, 1994.

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

         The Ralphs Merger, which is subject to, among other things, receipt of regulatory approvals and other necessary consents and the completion of the financing for the transaction, will require the issuance of significant additional equity by FFL, the issuance of new debt securities by the Company and Holdings and the incurrence of additional bank financing by the Company. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $150 million in FFL stock, and the bank financing would be made pursuant to a commitment by Bankers Trust Company to provide up to $1,225 million in such financing. In connection with the receipt of new financing, the Company and Holdings will be required to complete certain exchange offers, consent solicitations and/or other transactions with the holders of the currently outstanding debt securities.
The transaction will also require the assumption of approximately $265 million of other existing indebtedness of the Company and Ralphs. The proceeds of the foregoing financings will be used to acquire the outstanding stock of Ralphs, to repay certain existing indebtedness, and to pay fees and expenses in connection with the merger and related transactions. The Ralphs purchase price is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of Ralphs consists of $425 million in cash and $100 million initial principal amount of 13% Senior Subordinated Pay-in-Kind Debentures due 2006 to be issued by Holdings. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Ralphs Merger in exchange for the payment of a consulting fee. (See "Note 4 -- Recent Events.")

         During the 12-week period ended September 17, 1994, the Company generated approximately $9.5 million of cash from its operating activities compared to $29.1 million for the 12 weeks ended September 18, 1993. The decrease in cash from operating activities is due primarily to changes in operating assets and liabilities for the 12 weeks ended September 17, 1994. The Company's principal use of cash in its operating activities is inventory purchases. Its high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At September 17, 1994, this resulted in a working capital deficit of $58.1 million.

         Cash used for investing activities was $14.0 million for the 12 weeks ended September 17, 1994. Investing activities consisted primarily of capital expenditures of $16.8 million, partially offset by $2.1 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating activities.

         The capital expenditures discussed above were made to build 5 new stores. The Company currently anticipates that its aggregate capital expenditures for fiscal 1995 will be approximately $59.3 million. Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long-term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions, including the Ralphs Merger or related store conversion costs, which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash provided by financing activities was $0.9 million for the 12 weeks ended September 17, 1994, which was primarily the $6.1 million of borrowings outstanding on the $70 million Revolving Credit Facility at September 17, 1994 partially offset by a $2.8 million repayment of the Term Loan. At September 17, 1994, $48.1 million of standing letters of credit had been issued under the $55 million Letter of Credit Facility.

         The Company is highly leveraged. At September 17, 1994, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $518.8 million and $65.7 million, respectively.


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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27   Financial Data Schedule


         (b)  Reports on Form 8-K

              The Company filed a current report on Form 8-K dated September 14, 1994 relating to the definitive Agreement and Plan of Merger by and among Food 4 Less, Inc., Food 4 Less Holdings, Inc., the Company, Ralphs Supermarkets, Inc. and the Stockholders of Ralphs Supermarkets, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Orange, State of California.





Dated: October 31, 1994                FOOD 4 LESS SUPERMARKETS, INC.



                                                  /s/ Ronald W. Burkle
                                       ----------------------------------------
                                                      Ronald W. Burkle
                                                  Chief Executive Officer



                                                     /s/ Greg Mays
                                       ----------------------------------------
                                                        Greg Mays
                                                 Chief Financial Officer