Form 10-K/A
period 1994-06-25
FOOD 4 LESS SUPERMARKETS INC
filed 1994-11-09
CIK 835676

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                _______________

                                  FORM 10-K/A

                                  AMENDMENT 1

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
                                                     ---     ---

         At September 23, 1994 there were 1,506,544 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

================================================================================

The undersigned registrant hereby amends the following items, financial statements or other portions of its Quarterly Report on Form 10-K for the 52 weeks ended June 25, 1994 as set forth in the pages attached hereto.


                                     (i)

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

         Conventional Format Stores. The Company's conventional stores are located throughout densely populated areas of Los Angeles, Orange, San Bernardino and Riverside Counties, including both suburban and urban neighborhoods under the names "Alpha Beta," "Boys," and "Viva." The Company's merchandising strategy for conventional stores is tailored to the community each store serves, but emphasizes customer service, quality of merchandise, and a large variety of product offerings in modern store environments. The conventional stores' extensive brand-name product selection is complemented by a range of specialty service departments which include bakeries, delicatessens, service meat counters, seafood departments and floral departments. The conventional stores also emphasize competitive pricing and overall value.

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

         The following table sets forth the development of the Company's Southern California Division supermarkets since July 1989:

                                           53 Weeks      52 Weeks      52 Weeks        52 Weeks       52 Weeks
                                             Ended         Ended         Ended           Ended          Ended
                                           June 30,      June 29,      June 27,        June 26,       June 25,
                                             1990          1991          1992            1993           1994
                                           --------      --------      --------        --------       --------
         Number of stores:
            Beginning                            53            66           209             200            197
            Built                                 7             4             2               8 (c)          2
            Acquired                              7           142             -               -              -
            Sold/Closed                          (1)           (3)          (11)(b)         (11)            (3)
                                           --------      --------       -------          ------         ------

            Ending                               66           209           200             197            196
                                            =======       =======       =======          ======         ======

            Remodeled or expanded(a)             14            16            31              31             21

         Average square feet/store           34,000        28,700        29,900          30,200         30,500
         Annual sales/selling square feet      $588          $650          $559            $553           $505
         ---------------

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

                                                            Southern     Northern
                                                           California   California    Midwestern      Total
                                                           ----------   ----------    ----------      -----
         Administrative                                         582          56             48          686
         Warehouse, manufacturing and transportation          1,298           -             51        1,349
         Stores                                               9,988       1,201          1,463       12,652
                                                             ------       -----          -----       ------
              Total                                          11,868       1,257          1,562       14,687
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

            UNION                                NUMBER OF EMPLOYEES COVERED         DATE(S) OF EXPIRATION
- --------------------------------------           ------------------------------      -----------------------

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

         ----------------------
         (a) Includes one store located on real property subject to a ground lease.
         (b) Includes one store that is partially owned and partially leased.


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

                                      53 Weeks      52 Weeks       52 Weeks        52 Weeks      52 Weeks
                                        Ended         Ended          Ended           Ended         Ended
                                      June 30,      June 29,       June 27,        June 26,      June 25,
                                        1990        1991(a)          1992            1993         1994(g)
                                      --------      --------       --------         --------     ---------
                                                    (dollars in thousands, except store data)
Operating Data:
Sales                                $1,318,171    $1,606,559     $2,913,493      $2,742,027    $2,585,160

Cost of sales(b)                      1,113,413     1,340,841      2,392,655       2,257,835     2,115,842
                                      ---------     ---------      ---------       ---------     ---------
Gross profit(b)                         204,758       265,718        520,838         484,192       469,318
Selling, general, administrative
   and other, net                       157,761       213,083        469,751         434,908       388,836
Amortization of excess costs
   over net assets acquired               5,336         5,315          7,795           7,571         7,691
                                      ---------     ---------       --------       ---------     ---------
Operating income(b)                      41,661        47,320         43,292          41,713        72,791
Interest expense                         50,789        50,084         70,211          69,732        68,250
Loss (gain) on disposal of assets           (22)          623         (1,364)         (2,083)           37
Provision for earthquake losses               -             -              -               -         4,504(e)
Provision for income taxes                  986         2,505          3,441           1,427         2,700
                                      ---------     ---------      ---------       ---------     ---------
Loss before
   extraordinary charges                (10,092)       (5,892)       (28,996)        (27,363)       (2,700)
Extraordinary charges                         -         3,757(c)       4,818(d)            -             -
                                      ---------     ---------      ---------      ----------    ----------
Net loss                             $  (10,092)   $   (9,649)    $  (33,814)     $  (27,363)   $   (2,700)
                                      =========     =========      =========       =========     =========

Non-Cash Charges:
Depreciation and amortization
   of property and equipment         $   17,373    $   20,399     $   37,898      $   37,426    $   41,380

Amortization of goodwill and
   other assets                           8,423        11,453         16,979          20,214        15,703
Amortization of deferred
    financing costs                       4,085         5,177          6,304           4,901         5,472

Store Data:
Stores at end of period                     115           259            249             248           258
Annual sales per
   selling square foot               $      552    $      584     $      538      $      533    $      487


Balance Sheet Data
   (end of period)(f):
Working capital (deficit)            $  (40,527)   $    13,741    $  (66,254)     $  (19,222)   $  (54,882)

Total assets                            574,741        979,958       998,451         957,840       980,080
Total long-term debt                    350,456        540,759       509,829         522,440       495,942
Redeemable stock                          5,101              -             -               -             -
Stockholder's equity                     20,643         84,557        50,771          72,863        69,021


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth the historical operating results of the Company for the 52 weeks ended June 27, 1992, June 26, 1993, and June 25, 1994:

                                                 52 Weeks Ended         52 Weeks Ended       52 Weeks Ended
                                                  June 27, 1992         June 26, 1993        June 25, 1994
                                                  -------------         -------------        -------------
                                                                    (dollars in millions)
Sales                                            $2,913.5   100.0%     $2,742.0    100.0%   $2,585.2    100.0%
Gross profit                                        520.8    17.9         484.2     17.7       469.3     18.1
Selling, general, administrative
   and other, net                                   469.7    16.1         434.9     15.9       388.8     15.0
Amortization of excess costs over
   net assets acquired                                7.8     0.3           7.6      0.3         7.7      0.3
Operating income                                     43.3     1.5          41.7      1.5        72.8      2.8
Interest expense                                     70.2     2.4          69.8      2.5        68.3      2.6
Loss (gain) on disposal of assets                    (1.3)    0.0          (2.1)    -0.1         0.0      0.0
Provision for earthquake losses                       0.0     0.0           0.0      0.0         4.5      0.2
Provision for income taxes                            3.4     0.1           1.4      0.1         2.7      0.1
Loss before extraordinary charges                    29.0    -1.0          27.4     -1.0         2.7     -0.1
Extraordinary charges                                 4.8     0.2           0.0      0.0         0.0      0.0
Net loss                                             33.8    -1.2          27.4     -1.0         2.7     -0.1


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

         Gross Profit. Gross profit increased as a percent of sales from 17.7% in the 52 weeks ended June 26, 1993 to 18.1% in the 52 weeks ended June 25, 1994. The increase in gross profit margin was attributable to improvements in product procurement and an increase in vendors' participation in the Company's promotional costs. These improvements were partially offset by an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 45 at June 26, 1993 to 66 at June 25, 1994, and the effect of the fixed cost component of gross profit as compared to a lower sales base.

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses, ("SG&A") were $434.9 million and $388.8 million for the 52 weeks ended June 26, 1993 and June 25, 1994, respectively. SG&A decreased as a percent of sales from 15.9% to 15.0% for the same periods. The Company experienced a reduction of workers' compensation and general liability self-insurance costs of $18.2 million due to continued improvement in the cost and frequency of claims. The improved experience was due primarily to cost control programs implemented by the Company, including awards for stores with the best loss experience, specific achievable goals for each store, and increased monitoring of third-party administrators, and, to a lesser extent, a lower sales base which reduced the Company's exposure. In addition, the Company maintained tight control of administrative expenses and store level expenses, including payroll (due primarily to increased productivity), advertising, and other controllable store expenses. Because the Company's warehouse stores have lower SG&A than conventional stores, the increase in the number of warehouse stores, from 45 at June 26, 1993 to 66 at June 25, 1994, also contributed to decreased SG&A.

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

         Interest Expense. Interest expense (including amortization of deferred financing costs) decreased $1.5 million from $69.8 million to $68.3 million for the 52 weeks ended June 26, 1993 and June 25, 1994, respectively. The decrease in interest expense is due primarily to reduced borrowings under the Revolving Credit Facility and the Bank Term Loan.

         Provision for Earthquake Losses. On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption), subject to certain deductibles. The pre-tax financial impact, net of expected insurance recovery, was approximately $4.5 million.

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

         Gross Profit. Gross profit decreased as a percent of sales from 17.9% in the 52 weeks ended June 27, 1992 to 17.7% in the 52 weeks ended June 26, 1993 primarily as a result of an increase in the number of Food 4 Less warehouse stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores), from 34 stores in fiscal 1992 to 45 stores in fiscal 1993, and as a result of the fixed cost component of gross profit as compared to a lower sales base, partially offset by increases in relative margins allowed by competitive conditions, improvements in the procurement function, and cost savings and operating efficiencies associated with the Company's warehousing and manufacturing facilities.

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $469.7 million and $434.9 million for the 52 weeks ended June 27, 1992 and June 26, 1993, respectively. SG&A decreased as a percent of sales from 16.1% to 15.9% for the same periods as a result of tight control of direct store expenses, primarily payroll costs, the impact in fiscal 1992 of a $12.8 million non-cash self-insurance adjustment to increase reserves partially offset by market-wide contractual increases in union wages, increases in workers' compensation costs in fiscal 1993 primarily associated with the new law which took effect in 1990, and the fixed cost component of SG&A being compared to a lower sales base.

         Interest Expense. Interest expense (including amortization of deferred financing costs) decreased $1.4 million from $70.2 million to $69.8 million for the 52 weeks ended June 27, 1992 and June 26, 1993, respectively.

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

                                                           Annual Compensation
                                                           -------------------
                                             Fiscal                                       All Other
Name and Principal Position                   Year       Salary           Bonus        Compensation(4)
- ---------------------------                  ------      ------           -----        ------------
Ronald W. Burkle(1)                           1994             -               -                 -
   Chairman and                               1993             -               -                 -
   Chief Executive Officer                    1992             -               -                 -

George G. Golleher                            1994      $500,000        $500,000            $3,937
   President                                  1993      $500,000        $500,000                 -
                                              1992      $500,000        $235,000            $5,300

Greg Mays(2)                                  1994      $250,000        $150,000                 -
   Executive Vice President -                 1993      $108,000        $ 75,000                 -
   Finance/Administration and                 1992             -               -                 -
   Chief Financial Officer

Harley DeLano                                 1994      $197,000        $ 50,000            $3,408
   President - Cala Foods                     1993      $185,000        $ 40,000                 -
                                              1992      $182,000        $ 50,000            $1,522

Joe Burkle(3)                                 1994      $196,000        $ 50,000                 -
   Executive Vice President                   1993      $156,000               -                 -
                                              1992      $156,000               -                 -

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

                                                                                        PERCENTAGE
                                                                   NUMBER                    OF
                                                                 OF SHARES              OUTSTANDING
BENEFICIAL OWNER (1)                                               OWNED                  SHARES
- -----------------                                                ---------             ------------
Food 4 Less, Inc.                                                1,246,961                   90.0%
  3120 South Kansas Ave.,
  Topeka, Kansas 66611 (2)(3)

Ronald W. Burkle (2)(4)                                             71,992                    5.2%

George G. Golleher (2)(4)                                           15,828                    1.1%

Greg Mays (4)                                                          536                    0.1%

Harley DeLano (4)                                                      911                    0.1%
                                                                 ---------                   ----

All directors and executive officers
   as a group (5 persons) (2)(4)                                 1,336,228                   96.5%
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

                                  FOOD 4 LESS SUPERMARKETS, INC.



                                  By /s/ Mark A. Resnik
                                     ------------------------------
                                     Mark A. Resnik
                                     Vice President and Secretary

Date:   November 9, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                               Date
- ---------                                -----                               ---
/s/ Ronald W. Burkle                     Chief Executive Officer and         November 9, 1994
- -----------------------------            Director (Principal Executive
Ronald W. Burkle                         Officer)



/s/ Greg Mays                            Executive Vice President -          November 9, 1994
- -----------------------------            Finance/Administration and
Greg Mays                                Chief Financial Officer



/s/ Joe S. Burkle                        Director                            November 9, 1994
- -----------------------------
Joe S. Burkle


/s/ George G. Golleher                   Director                            November 9, 1994
- -----------------------------
George G. Golleher

/s/ Mark A. Resnik                       Director                            November 9, 1994
- -----------------------------
Mark A. Resnik

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


Financial Statement Schedules
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



                                       ARTHUR ANDERSEN LLP



Los Angeles, California
July 29, 1994 (except with respect
to the matter discussed in
Note 14, as to which the date is
September 14, 1994, and with respect
to the matter discussed in
Note 15, as to which the date is
October 14, 1994)

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                    June 26,          June 25,
                                                                                                      1993              1994
                                                                                                    --------          --------
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $  25,089          $ 32,996
   Trade receivables, less allowances of $1,919
      and $1,386 at June 26, 1993 and
      June 25, 1994, respectively                                                                     22,048            25,039
   Notes and other receivables                                                                         1,278             1,312
   Inventories                                                                                       191,467           212,892
   Patronage receivables from suppliers                                                                2,680             2,875
   Prepaid expenses and other                                                                          6,011             6,323
                                                                                                     -------           -------
      Total current assets                                                                           248,573           281,437

INVESTMENTS IN AND NOTES RECEIVABLE
FROM SUPPLIER COOPERATIVES:
   A.W.G.                                                                                              6,693             6,718
   Certified & Other                                                                                   6,657             5,984

PROPERTY AND EQUIPMENT:
   Land                                                                                               23,912            23,488
   Buildings                                                                                          12,827            12,827
   Leasehold improvements                                                                             81,049            97,673
   Store equipment and fixtures                                                                      129,178           148,249
   Transportation equipment                                                                           31,758            32,259
   Construction in progress                                                                              757            12,641
   Leased property under capital leases                                                               77,553            78,222
   Leasehold interests                                                                                93,863            93,464
                                                                                                     -------           -------
                                                                                                     450,897           498,823
   Less:  Accumulated depreciation and amortization                                                   96,948           134,089
                                                                                                     -------           -------

      Net property and equipment                                                                     353,949           364,734

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization of
      $11,611 and $17,083 at June 26, 1993 and June 25,
      1994, respectively                                                                              33,778            28,536
   Goodwill, less accumulated amortization of $26,254
      and $33,945 at June 26, 1993 and June 25,
      1994, respectively                                                                             280,895           267,884
   Other, net                                                                                         27,295            24,787
                                                                                                     -------           -------

                                                                                                    $957,840          $980,080
                                                                                                     =======           =======



   The accompanying notes are an integral part of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                                    June 26,           June 25,
                                                                                                      1993               1994
                                                                                                    --------           --------
CURRENT LIABILITIES:
   Accounts payable                                                                                 $140,468           $180,708
   Accrued payroll and related liabilities                                                            40,319             42,805
   Accrued interest                                                                                    5,293              5,474
   Other accrued liabilities                                                                          40,467             53,910
   Income taxes payable                                                                                2,053              2,000
   Current portion of self-insurance liabilities                                                      23,552             29,492
   Current portion of long-term debt                                                                  12,778             18,314
   Current portion of obligations under capital leases                                                 2,865              3,616
                                                                                                     -------            -------
      Total current liabilities                                                                      267,795            336,319

LONG-TERM DEBT                                                                                       335,576            310,944

OBLIGATIONS UNDER CAPITAL LEASES                                                                      41,864             39,998

SENIOR SUBORDINATED DEBT                                                                             145,000            145,000

DEFERRED INCOME TAXES                                                                                 22,429             14,740

SELF-INSURANCE LIABILITIES AND OTHER                                                                  72,313             64,058

COMMITMENTS AND CONTINGENCIES                                                                              -                  -

STOCKHOLDER'S EQUITY:
   Cumulative convertible preferred stock, $.01 par value,
      200,000 shares authorized and 50,000 shares issued at June 26, 1993 and
      June 25, 1994 (aggregate liquidation value of $53.8 million
      and $62.2 million at June 26, 1993 and June 25, 1994, respectively)                             50,230             58,997
   Common stock, $.01 par value, 1,600,000 shares authorized and
      1,519,632 shares issued at June 26, 1993 and June 25, 1994)                                         15                 15
   Additional paid-in capital                                                                        107,650            107,650
   Notes receivable from shareholders of parent                                                         (714)              (586)
   Retained deficit                                                                                  (83,119)           (94,586)
                                                                                                     -------            -------
                                                                                                      74,062             71,490
   Treasury stock:  13,249 shares and 16,732 shares of common stock at
      June 26, 1993 and June 25, 1994, respectively                                                   (1,199)            (2,469)
                                                                                                     -------            -------
         Total stockholder's equity                                                                   72,863             69,021
                                                                                                     -------            -------
                                                                                                    $957,840           $980,080
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      52 Weeks         52 Weeks        52 Weeks
                                                                                       Ended            Ended           Ended
                                                                                      June 27,         June 26,        June 25,
                                                                                        1992             1993            1994
                                                                                      --------         --------        --------
SALES                                                                               $2,913,493       $2,742,027       $2,585,160
COST OF SALES (including purchases from related parties
   of $277,812, $204,028 and $175,929 for the 52 weeks ended
   June 27, 1992, June 26, 1993, and June 25, 1994,
   respectively)                                                                     2,392,655        2,257,835        2,115,842
                                                                                     ---------        ---------        ---------
GROSS PROFIT                                                                           520,838          484,192          469,318

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                        469,751          434,908          388,836

AMORTIZATION OF EXCESS COSTS OVER NET
   ASSETS ACQUIRED                                                                       7,795            7,571            7,691
                                                                                     ---------        ---------        ---------

OPERATING INCOME                                                                        43,292           41,713           72,791

INTEREST EXPENSE                                                                        70,211           69,732           68,250

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                       (1,364)          (2,083)              37

PROVISION FOR EARTHQUAKE LOSSES                                                              -                -            4,504
                                                                                     ---------        ---------        ---------

LOSS BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY CHARGES                                                           (25,555)         (25,936)               -
PROVISION FOR INCOME TAXES                                                               3,441            1,427            2,700
                                                                                     ---------        ---------        ---------
LOSS BEFORE EXTRAORDINARY CHARGES                                                      (28,996)         (27,363)          (2,700)
EXTRAORDINARY CHARGES:
   Loss on extinguishment of debt, net of income
      tax benefit of $2,484                                                              6,716                -                -
   Gain on partially depreciated assets replaced
      by insurance companies, net of income tax
      expense of $702                                                                   (1,898)               -                -
                                                                                    ----------        ---------        ---------
NET LOSS                                                                           $   (33,814)      $  (27,363)      $   (2,700)
                                                                                    ==========        =========        =========

PREFERRED STOCK ACCRETION                                                                    -            3,882            8,767

LOSS APPLICABLE TO COMMON SHARES                                                   $   (33,814)      $  (31,245)      $  (11,467)
                                                                                     =========        =========        =========
LOSS PER COMMON SHARE:
   Loss before extraordinary charges                                               $    (20.74)      $   (21.52)      $    (7.63)
   Extraordinary charges                                                                 (3.45)               -                -
                                                                                    ----------        ---------        ---------
   Net loss                                                                        $    (24.19)      $   (21.52)      $    (7.63)
                                                                                     =========        =========        =========

   Average Number of Common Shares Outstanding                                       1,397,939        1,452,184        1,503,828
                                                                                     =========        =========        =========





 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      52 Weeks         52 Weeks         52 Weeks
                                                                                       Ended            Ended            Ended
                                                                                      June 27,         June 26,         June 25,
                                                                                        1992             1993             1994
                                                                                      --------         --------         --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Cash received from customers                                                     $2,913,493       $2,742,027       $2,585,160
   Cash paid to suppliers and employees                                             (2,752,442)      (2,711,779)      (2,441,353)
   Interest paid                                                                       (56,234)         (58,807)         (56,762)
   Income taxes (paid) refunded                                                         (4,665)           2,971             (247)
   Interest received                                                                     1,266              993              903
   Other, net                                                                            4,734            8,093              121
                                                                                     ---------        ---------        ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       106,152          (16,502)          87,822

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                         17,395           15,685           11,953
   Payment for purchase of property and equipment                                      (60,263)         (53,467)         (57,471)
   Proceeds (payment) for sale (purchase) of other assets                               (4,754)             (18)             813
   Business acquisition costs, net of cash acquired                                    (27,563)               -          (11,050)
   Receivable received from seller of business acquired                                 12,259                -                -
                                                                                     ---------        ---------        ---------

NET CASH USED BY INVESTING ACTIVITIES                                                  (62,926)         (37,800)         (55,755)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            177,500           26,557               28
   Net increase (decrease) in revolving loan                                           (23,900)           4,900           (4,900)
   Payments of long-term debt                                                         (184,389)         (14,319)         (14,224)
   Proceeds from the issuance of preferred stock                                             -           46,348                -
   Proceeds from issuance of common stock, net                                             341            3,652                -
   Purchase of treasury stock, net                                                        (313)            (545)          (1,192)
   Payments of capital lease obligation                                                 (2,814)          (2,840)          (3,693)
   Deferred financing costs and other                                                   (6,656)          (8,839)            (179)
                                                                                     ---------        ---------        ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       (40,231)          54,914          (24,160)
                                                                                     ---------        ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,995              612            7,907

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        21,482           24,477           25,089
                                                                                     ---------        ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   24,477       $   25,089       $   32,996
                                                                                     =========        =========        =========

                                                                                      52 Weeks         52 Weeks         52 Weeks
                                                                                       Ended            Ended            Ended
                                                                                      June 27,         June 26,         June 25,
                                                                                        1992             1993            1994
                                                                                      --------         --------         --------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                                        $(33,814)        $(27,363)       $ (2,700)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                                               61,181           62,541          62,555
            Extraordinary charge                                                         4,818                -               -
            Loss (gain) on sale of assets                                               (1,364)          (4,613)             65
            Equity loss (earnings) on investments in supplier cooperative                  472              207               -
            Change in assets and liabilities, net of effects from
               acquisition of businesses:
                  Accounts and notes receivable                                         (7,688)          17,145          (3,220)
                  Inventories                                                              202           17,697         (17,125)
                  Prepaid expenses and other                                            (2,834)          (6,163)         (5,717)
                  Accounts payable and accrued liabilities                              71,369          (83,286)         55,301
                  Self-insurance liabilities                                            15,034            2,935          (3,790)
                  Deferred income taxes                                                  2,033            4,004           2,506
                  Income taxes payable                                                  (3,257)             394             (53)
                                                                                       -------          -------         -------
      Total adjustments                                                                139,966           10,861          90,522
                                                                                       -------          -------         -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      $106,152         $(16,502)       $ 87,822
                                                                                       =======          =======         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Purchase of property and equipment
         through issuance of capital lease obligation                                 $      -         $      -        $  2,575
                                                                                       =======          =======         =======

      Reduction of goodwill and deferred income taxes                                 $      -         $      -        $  9,896
                                                                                       =======          =======         =======

      Acquisition of businesses:
         Fair value of assets acquired                                                $      -         $      -        $ 11,241
         Net cash paid in acquisition                                                        -                -         (11,050)
                                                                                       -------          -------         -------
         Liabilities assumed                                                          $      -         $      -        $    191
                                                                                       =======          =======         =======

      Final purchase price allocation for the
         Alpha Beta Acquisition:
            Property and equipment valuation adjustment                               $ 44,231         $      -        $      -
                                                                                       =======          =======         =======
            Additional acquisition liabilities                                        $ 14,305         $      -        $      -
                                                                                       =======          =======         =======
            Deferred tax benefit                                                      $ 12,800         $      -        $      -
                                                                                       =======          =======         =======

      Accretion of preferred stock                                                    $      -         $  3,882        $  8,767
                                                                                       =======          =======         =======



 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                   Preferred Stock     Common Stock       Treasury Stock
                                   ---------------   -----------------  -----------------
                                                                                                     Total
                                    Number            Number             Number             Share-    Add'l                 Stock-
                                      of                of                 of              holders'  Paid-In    Retained   holder's
                                    Shares  Amount    Shares    Amount   Shares    Amount   Notes    Capital    (Deficit)   Equity
                                    ------  ------   ---------  ------  -------    ------  --------  --------   ---------  --------

BALANCES AT JUNE 29, 1991                -  $     -  1,396,878  $   14   (1,250)   $ (125)  $(930)   $103,658   $(18,060)  $ 84,557
   Net loss                              -        -          -       -        -         -       -           -    (33,814)   (33,814)
   Issuance of Common Stock              -        -      1,636       -        -         -    (190)        341          -        151
   Purchase of Treasury Stock            -        -          -       -   (3,947)     (463)    131           -          -       (332)
   Sale of Treasury Stock                -        -          -       -    1,560       159     (50)          -          -        109
   Payments of Shareholders' Notes       -        -          -       -        -         -     100           -          -        100
                                    ------   ------  ---------   -----  -------    ------    ----     -------    -------     ------

BALANCES AT JUNE 27, 1992                -        -  1,398,514      14   (3,637)     (429)   (939)    103,999    (51,874)    50,771
   Net loss                              -        -          -       -        -         -       -           -    (27,363)   (27,363)
   Issuance of Common Stock              -        -    121,118       1        -         -       -       3,651          -      3,652
   Purchase of Treasury Stock            -        -          -       -   (9,612)     (770)    225           -          -       (545)
   Issuance of Cumulative
      Convertible Preferred Stock   50,000   46,348          -       -        -         -       -           -          -     46,348
   Accretion of Preferred Stock          -    3,882          -       -        -         -       -           -     (3,882)         -
                                    ------   ------  ---------   -----  -------    ------    ----     -------    -------     ------

BALANCES AT JUNE 26, 1993           50,000   50,230  1,519,632      15  (13,249)   (1,199)   (714)    107,650    (83,119)    72,863
   Net loss                              -        -          -       -        -         -       -           -     (2,700)    (2,700)
   Purchase of Treasury Stock            -        -          -       -   (3,483)   (1,270)     78           -          -     (1,192)
   Payments of Shareholders' Notes       -        -          -       -        -         -      50           -          -         50
   Accretion of Preferred Stock          -    8,767          -       -        -         -       -           -     (8,767)         -
                                    ------   ------  ---------   -----  -------    ------    ----     -------    -------     ------

BALANCES AT JUNE 25, 1994           50,000  $58,997  1,519,632  $   15  (16,732)  $(2,469)  $(586)   $107,650   $(94,586)   $69,021
                                    ======   ======  =========   =====  =======    ======    ====     =======    =======     ======




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

         Acquisitions

                 On March 29, 1994, the Company purchased certain operating assets formerly owned by Food Barn Stores, Inc. (the "Food Barn Stores") from Associated Wholesale Grocers, Inc. ("AWG") (the "Food Barn Acquisition") for $11,241,000 (including acquisition costs of $180,000). The financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized. The effect of the acquisition was not material to the Company's financial position and results of operations. Falley's has agreed to purchase merchandise (as defined) for the Food Barn Stores from AWG through March 24, 2001. Falley's has pledged its patronage dividends and notes receivable from AWG as security under this supply agreement.

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

         Closed Store Reserves

                 When a store is closed, the Company provides a reserve for the net book value of any store assets, net of salvage value, and the net present value of the remaining lease obligation, net of sublease income.

         Investments in Supplier Cooperatives

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

         Deferred Financing Costs

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

         Extraordinary Items

                 For the 52 weeks ended June 27, 1992, the Company classified the write-off of deferred financing costs associated with the early extinguishment of debt as an extraordinary item. For the 52 weeks ended June 27, 1992, the Company also classified the difference between the net book value and replacement cost of property and equipment destroyed during the April 1992 civil unrest in Los Angeles and replaced by insurance companies as an extraordinary item. Proceeds received from insurance companies for business interruption related to the civil unrest are included as a component of selling, general, administrative and other expenses.

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

4.       LONG-TERM DEBT AND SENIOR SUBORDINATED DEBT

                 The Company's long-term debt is summarized as follows:

                                                                                     June 26,         June 25,
                                                                                       1993             1994
                                                                                     --------         --------
         Bank Term Loan, principal due quarterly through
            January 1999, with interest payable monthly
            in arrears                                                             $148,478,000   $137,064,000
         10.45 percent Senior Notes principal due 2000 with
            interest payable semi-annually in arrears                               175,000,000    175,000,000
         Revolving Loan                                                               4,900,000              -
         10.625 percent first real estate mortgage due 1998,
            $12,000 of principal plus interest payable
            monthly secured by land and building with a net
            book value of $2,122,000                                                  1,558,000      1,521,000
         9.2 to 9.25 percent notes payable, collateralized by
            equipment, due September 1994, $67,000 of
            principal plus interest payable monthly, plus
            balloon payment of $992,000                                               1,772,000      1,103,000
         10.8 percent notes payable, collateralized by
            equipment, due September 1995, $72,000 of
            principal plus interest payable monthly, plus
            balloon payment of $1,004,000                                             2,447,000      1,819,000
         10.0 percent secured promissory note,
            collateralized by the stock of Bell, due 1996,
            interest payable quarterly through June 1996                              8,000,000      8,000,000
         10.08 percent notes payable, collateralized by
            equipment, due November 1996, $34,000 of
            principal plus interest payable monthly, plus
            balloon payment of $493,000                                               1,515,000      1,242,000
         10.15 percent notes payable, collateralized by
            equipment, due December 1996, $45,000 of
            principal and interest payable monthly, plus
            balloon payment of $640,000                                               1,994,000      1,675,000
         10.0 percent real estate mortgage due 2000,
            $8,000 of principal and interest payable
            monthly                                                                     474,000        419,000
         Other long-term debt                                                         2,216,000      1,415,000
                                                                                    -----------    -----------
                                                                                    348,354,000    329,258,000
         Less--current portion                                                       12,778,000     18,314,000
                                                                                    -----------    -----------
                                                                                   $335,576,000   $310,944,000
                                                                                    ===========    ===========


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

                 Scheduled maturities of principal of Long-Term Debt at June 25, 1994 are as follows:


                 1995                                             $18,314,000
                 1996                                              23,384,000
                 1997                                              32,322,000
                 1998                                              40,701,000
                 1999                                             124,823,000
                 Later years                                       89,714,000
                                                                  -----------
                                                                 $329,258,000
                                                                  ===========

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

                 The debt agreements, among other things, require the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings (as defined), to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to interest expense (as defined), fixed charges (as defined), working capital and indebtedness. In addition, the debt agreements limit, among other things, additional borrowings, dividends on, and redemption of, capital stock, capital expenditures, incurrence of lease obligations, and the acquisition and disposition of assets. At June 26, 1993 and June 25, 1994, the Company was in compliance with the financial covenants of its debt agreement. At June 25, 1994, dividends and certain other payments are restricted based on terms in the debt agreements.

5.       LEASES

                 The Company's operations are conducted primarily in leased properties. Substantially all leases contain renewal options. Rental expense under operating leases was as follows:

                                                                     52 Weeks         52 Weeks        52 Weeks
                                                                      Ended            Ended           Ended
                                                                     June 27,         June 26,        June 25,
                                                                       1992             1993            1994
                                                                     --------         --------        --------
                 Minimum rents                                    $46,706,000      $44,504,000     $49,788,000
                 Rents based on sales                               7,656,000        5,917,000       3,806,000


                 Following is a summary of future minimum lease payments under operating leases at June 25, 1994:

                 1995                                             $52,542,000
                 1996                                              48,966,000
                 1997                                              45,325,000
                 1998                                              38,925,000
                 1999                                              34,423,000
                 Later years                                      269,332,000
                                                                  -----------
                                                                 $489,513,000
                                                                  ===========

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

                 Certain leases qualify as capital leases under the criteria established in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and are classified on the consolidated balance sheets as leased property under capital leases. Future minimum lease payments for the property under capital leases at June 25, 1994 are as follows:

                 1995                                             $ 7,948,000
                 1996                                               7,521,000
                 1997                                               6,995,000
                 1998                                               6,374,000
                 1999                                               6,071,000
                 Later years                                       44,108,000
                                                                   ----------
                      Total minimum lease payments                 79,017,000
                 Less:  amounts representing interest              35,403,000
                                                                   ----------
                 Present value of minimum lease payments           43,614,000
                 Less:  current portion                             3,616,000
                                                                   ----------
                                                                  $39,998,000
                                                                   ==========


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

6.       INVESTMENT IN A.W.G.

                 The investment in Associated Wholesale Grocers ("A.W.G.") consists principally of the cooperative's six percent interest-bearing seven and eight-year patronage certificates received in payment of certain rebates. Following is a summary of future maturities based upon current redemption terms:

                 1995                                              $        -
                 1996                                                       -
                 1997                                                 795,000
                 1998                                               1,420,000
                 1999                                               1,520,000
                 Later years                                        2,983,000
                                                                    ---------
                                                                   $6,718,000
                                                                    =========

7.       INCOME TAXES

                 The provision (benefit) for income taxes consists of the following:

                                                                     52 Weeks         52 Weeks        52 Weeks
                                                                      Ended            Ended           Ended
                                                                     June 27,         June 26,        June 25,
                                                                       1992             1993            1994
                                                                     --------         --------        --------
                 Current:
                    Federal                                        $2,507,000       $        -      $3,251,000
                    State and other                                   934,000           82,000         712,000
                                                                    ---------        ---------       ---------
                                                                    3,441,000           82,000       3,963,000
                                                                    ---------        ---------       ---------

                 Deferred:
                    Federal                                                 -        1,345,000         (70,000)
                    State and other                                         -                -      (1,193,000)
                                                                    ---------        ---------       ---------
                                                                            -        1,345,000      (1,263,000)
                                                                    ---------        ---------       ---------
                                                                   $3,441,000       $1,427,000      $2,700,000
                                                                    =========        =========       =========


                 A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rates of 34% for fiscal 1992 and 1993 and 35% for fiscal 1994 is as follows:

                                                                     52 Weeks         52 Weeks        52 Weeks
                                                                      Ended            Ended           Ended
                                                                     June 27,         June 26,        June 25,
                                                                       1992             1993            1994
                                                                     --------         --------        --------
                 Federal income taxes at statutory rate
                    on loss before provision for
                    income taxes and extraordinary charges        $(8,689,000)     $(8,818,000)     $        -
                 State and other taxes, net of federal tax
                    benefit                                           934,000           82,000          (1,000)
                 Alternative minimum tax                            2,507,000                -               -
                 Effect of permanent differences resulting
                    primarily from amortization of goodwill         2,706,000        2,850,000       2,820,000
                 Accounting limitation (recognition)
                    of deferred tax benefit                         5,983,000        7,313,000      (  119,000)
                                                                    ---------        ---------       ---------

                                                                   $3,441,000       $1,427,000      $2,700,000
                                                                    =========        =========       =========

         The provision (benefit) for deferred taxes consists of the following:

                                                                     52 Weeks         52 Weeks        52 Weeks
                                                                      Ended            Ended           Ended
                                                                     June 27,         June 26,        June 25,
                                                                       1992             1993            1994
                                                                     --------         --------        --------
                 Depreciation                                     $ 6,282,000       $7,756,000      $2,536,000
                 Difference between book and tax basis
                    of assets sold                                  2,514,000        3,198,000      (4,223,000)
                 Deferred revenues and allowances                  (7,028,000)          40,000      (2,349,000)
                 Pre-opening costs                                  1,072,000         (512,000)        174,000
                 Accounts receivable reserves                               -         (270,000)        249,000
                 Unicap                                              (124,000)          (5,000)       (536,000)
                 Capital lease obligation                          (2,010,000)      (1,385,000)      2,792,000
                 Self-insurance reserves                          (13,558,000)      (4,082,000)       (535,000)
                 Inventory shrink reserve                            (528,000)         777,000        (869,000)
                 LIFO                                               7,104,000         (554,000)     (1,010,000)
                 Closed store reserve                                 964,000        1,092,000         440,000
                 Accrued expense                                            -                -        (582,000)
                 Accrued payroll and related liabilities           (2,656,000)         193,000       1,721,000
                 Damaged inventory reimbursement                    1,195,000                -               -
                 Acquisition costs                                  4,974,000        2,626,000       1,397,000
                 Sales tax reserves                                         -         (715,000)       (418,000)
                 Deferred rent subsidy                                      -         (483,000)       (624,000)
                 Net operating loss usage                                   -                -       5,782,000
                 Tax credits benefited                                      -       (1,392,000)     (4,477,000)
                 Accounting limitation (recognition)
                    of deferred tax benefit                         1,588,000       (4,591,000)     (1,085,000)
                 Other, net                                           211,000         (348,000)        354,000
                                                                   ----------        ---------       ---------
                                                                  $         -       $1,345,000     $(1,263,000)
                                                                   ==========        =========       =========

                 The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                     June 26,        June 25,
                                                                                       1993            1994
                                                                                     --------        --------
                 Deferred tax assets:
                    Accrued payroll and related liabilities                       $  4,064,000    $  2,448,000
                    Other accrued liabilities                                       13,488,000      13,953,000
                    Property and equipment                                           9,674,000       2,997,000
                    Self-insurance liabilities                                      30,907,000      27,744,000
                    Loss carryforwards                                              27,863,000      20,675,000
                    Tax credit carryforwards                                         1,392,000       5,869,000
                    Other                                                            1,223,000         580,000
                                                                                  ------------    ------------
                       Gross deferred tax assets                                    88,611,000      74,266,000
                    Valuation allowance                                            (45,008,000)    (31,149,000)
                                                                                  ------------    ------------
                       Net deferred tax assets                                    $ 43,603,000    $ 43,117,000
                                                                                  ------------    ------------

                 Deferred tax liabilities:
                    Inventories                                                   $(20,243,000)   $(16,738,000)
                    Property and equipment                                         (38,298,000)    (30,516,000)
                    Obligations under capital leases                                (5,802,000)     (8,733,000)
                    Other                                                           (1,689,000)     (1,870,000)
                                                                                  ------------    ------------
                       Gross deferred tax liability                                (66,032,000)    (57,857,000)
                                                                                  ------------    ------------

                       Net deferred tax liability                                 $(22,429,000)   $(14,740,000)
                                                                                  ============    ============

                 The Company recorded a valuation allowance to reserve a portion of its gross deferred tax assets at June 25, 1994 due primarily to financial and tax losses in recent years. Under SFAS 109, this valuation allowance will be adjusted in future periods as appropriate. However, the timing and extent of such future adjustments to the allowance cannot be determined at this time.

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

         Short-Term Notes and Other Receivable

                 The carrying amount approximates fair value as a result of the short maturity of these instruments.

         Investments In and Notes Receivable From Supplier Cooperative

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

                 The estimated fair values of the Company's financial instruments are as follows:

                                                                                        June 25, 1994
                                                                               -----------------------------
                                                                                 Carrying            Fair
                                                                                  Amount             Value
                                                                                 --------            -----
                 Cash and cash equivalents                                     $32,996,000      $ 32,996,000
                 Short-term notes and other receivables                          4,187,000         4,187,000
                 Investments in and notes receivable from
                    supplier cooperatives                                       12,702,000                 -
                 Long-term debt for which it is:
                    o Practicable to estimate fair values                      457,064,000       472,779,000
                    o Not practicable                                           17,194,000                 -


13.      OTHER INCOME, NET

                 The components of other income items included in SG&A are as follows:

                                                                   52 Weeks        52 Weeks         52 Weeks
                                                                     Ended           Ended            Ended
                                                                   June 27,        June 26,         June 25,
                                                                     1992            1993             1994
                                                                   --------        --------         --------
                 Interest income                                 $1,266,000      $  993,000         $903,000
                 Licensing fees                                     493,000         246,000          270,000
                 Other income (expense)                             769,000       3,710,000         (177,000)
                                                                  ---------      ----------          -------
                                                                 $2,528,000      $4,949,000         $996,000
                                                                  =========       =========          =======


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

15.      RESTATEMENT

                 The Company has restated the statements of operations for its fiscal years ended June 27, 1992, June 26, 1993 and June 25, 1994 to classify certain buying, occupancy and labor costs associated with making its products available for sale as cost of sales. These amounts were previously classified as selling, general, administrative and other, net, and depreciation and amortization of property and equipment, and totalled $236,152,000, $224,469,000 and $219,548,000 for the fiscal years ended June 27, 1992, June 26, 1993 and June 25, 1994, respectively. The Company has also classified a portion of its self-insurance costs as interest expense that were previously recorded in selling, general, administrative and other, net. These amounts were $4,960,000, $5,865,000 and $5,836,000 for the fiscal years 1992,
         1993 and 1994, respectively. Depreciation and amortization costs not classified in cost of sales are included in selling, general, administrative and other, net. The change in classifications did not affect the net loss, loss before provision for income taxes and extraordinary charges, or loss per common share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Food 4 Less Supermarkets, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Food 4 Less Supermarkets, Inc. and subsidiaries as of June 26, 1993 and June 25, 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended June 27, 1992, the 52 weeks ended June 26, 1993, and the 52 weeks ended June 25, 1994 and have issued our report thereon dated July 29, 1994 (except with respect to the matter discussed in Note 14, as to which the date is September 14, 1994, and with respect to the matter discussed in Note 15, as to which the date is October 14, 1994). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed on page 31 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP



Los Angeles, California
July 29, 1994 (except with
respect to the matter discussed in
Note 14, as to which the date is
September 14, 1994, and with respect
to the matter discussed in
Note 15, as to which the date is
October 14, 1994)

                         FOOD 4 LESS SUPERMARKETS, INC.
                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

 52 WEEKS ENDED JUNE 25, 1994, 52 WEEKS ENDED JUNE 26, 1993, AND 52 WEEKS ENDED
                                 JUNE 27, 1992

                             (DOLLARS IN THOUSANDS)


                                                                                                    BALANCE AT END
                                                          BALANCE AT                                  OF PERIOD
                                                          BEGINNING             AMOUNTS    OTHER    ---------------
                                                          OF PERIOD  ADDITIONS COLLECTED  CHANGES  CURRENT NONCURRENT
                                                          ---------  --------- ---------  -------  ------- ----------
52 weeks ended June 25, 1994
         None                                                $  -      $  -      $  -       $  -    $  -      $  -
                                                              ---       ---       ---        ---     ---       ---
                                                             $  -      $  -      $  -       $  -    $  -      $  -
                                                              ===       ===       ===        ===     ===       ===



52 weeks ended June 26, 1993
         Spencer Deese                                       $100      $  -      $100       $  -    $  -      $  -
                                                              ---       ---       ---        ---     ---       ---
                                                             $100      $  -      $100       $  -    $  -      $  -
                                                              ===       ===       ===        ===     ===       ===


52 weeks ended June 27, 1992
         Spencer Deese                                       $105      $  -      $  5       $  -    $  -      $100
                                                              ---       ---       ---        ---     ---       ---
                                                             $105      $  -      $  5       $  -    $  -      $100
                                                              ===       ===       ===        ===     ===       ===

                         FOOD 4 LESS SUPERMARKETS, INC.
                      SCHEDULE V - PROPERTY AND EQUIPMENT
 52 WEEKS ENDED JUNE 25, 1994, 52 WEEKS ENDED JUNE 26, 1993, AND 52 WEEKS ENDED
                                 JUNE 27, 1992
                             (DOLLARS IN THOUSANDS)



                                              Balance at
                                             beginning of                                    Other       Balance at end
                                                period        Additions    Retirements     changes(a)       of period
                                             ------------     ---------    -----------     ----------    --------------
52 weeks ended June 25, 1994:
     Land                                      $ 23,912        $     -      $   424        $      -         $ 23,488
     Buildings                                   12,827              -            -               -           12,827
     Leasehold improvements                      81,049         17,292          668               -           97,673
     Store equipment & fixtures                 129,178         27,324       11,643           3,390          148,249
     Transportation equipment                    31,758            971          470               -           32,259
     Construction in progress                       757         11,884            -               -           12,641
     Leased property under capital leases        77,553          2,575        1,906               -           78,222
     Leasehold interests                         93,863              -          399               -           93,464
                                                -------         ------       ------         -------          -------
                                               $450,897        $60,046      $15,510        $  3,390         $498,823
                                                =======         ======       ======         =======          =======


52 weeks ended June 26, 1993:
     Land                                      $ 26,952        $   652      $ 3,692        $      -         $ 23,912
     Buildings                                   12,568            207          126             178           12,827
     Leasehold improvements                      58,846         20,853        1,912           3,262           81,049
     Store equipment & fixtures                 104,473         24,956        2,328           2,077          129,178
     Transportation equipment                    29,415          2,531          188               -           31,758
     Construction in progress                     8,679          1,601        2,513          (7,010)             757
     Leased property under capital leases        80,369            115        2,931               -           77,553
     Leasehold interests                         92,193          2,552          882               -           93,863
                                                -------         ------       ------         -------          -------
                                               $413,495        $53,467      $14,572        $ (1,493)        $450,897
                                                =======         ======       ======         =======          =======


52 weeks ended June 27, 1992:
     Land                                      $ 26,952        $     -      $     -        $      -         $ 26,952
     Buildings                                   12,568              -            -               -           12,568
     Leasehold improvements                      41,730         19,592        2,476               -           58,846
     Store equipment & fixtures                 130,497         27,819       21,072         (32,771)         104,473
     Transportation equipment                    28,937            651          173               -           29,415
     Construction in progress                     1,947         12,201        5,469               -            8,679
     Leased property under capital leases        80,399              -           30               -           80,369
     Leasehold interests                        100,710              -          357          (8,160)          92,193
                                                -------         ------       ------         -------          -------
                                               $423,740        $60,263      $29,577        $(40,931)        $413,495
                                                =======         ======       ======         =======          =======





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



                                              Balance at
                                             beginning of                                    Other       Balance at end
                                                period        Additions    Retirements     changes(a)       of period
                                             ------------     ---------    -----------     ----------    --------------
52 weeks ended June 25, 1994:
     Buildings                                  $ 2,515        $   441      $     -           $   -         $  2,956
     Leasehold improvements                      25,050          7,097          185               -           31,962
     Store equipment & fixtures                  36,506         20,789        1,762               -           55,533
     Transportation equipment                     7,036          2,461          337               -            9,160
     Leased property under capital leases        20,356          5,591        1,906               -           24,041
     Leasehold interests                          5,485          5,001           49               -           10,437
                                                -------        -------      -------           -----         --------
                                                $96,948        $41,380      $ 4,239           $   -         $134,089
                                                =======        =======      =======           =====         ========


52 weeks ended June 26, 1993:
     Buildings                                  $ 1,861        $   682      $    24           $  (4)        $  2,515
     Leasehold improvements                      15,534          9,692           15            (161)          25,050
     Store equipment & fixtures                  19,818         18,051          673            (690)          36,506
     Transportation equipment                     5,040          2,180          184               -            7,036
     Leased property under capital leases        16,655          5,342        1,641               -           20,356
     Leasehold interests                          4,051          1,479           45               -            5,485
                                                -------        -------      -------           -----         --------
                                                $62,959        $37,426      $ 2,582           $(855)        $ 96,948
                                                =======        =======      =======           =====         ========


52 weeks ended June 27, 1992:
     Buildings                                  $ 1,252        $   688      $    79           $   -         $  1,861
     Leasehold improvements                       7,800          8,649          915               -           15,534
     Store equipment and fixtures                12,275         19,224       11,681               -           19,818
     Transportation equipment                     3,323          1,751           34               -            5,040
     Leased property under capital lease         10,306          6,379           30               -           16,655
     Leasehold interests                          2,888          1,207           44               -            4,051
                                                -------        -------      -------           -----         --------
                                                $37,844        $37,898      $12,783           $   -         $ 62,959
                                                =======        =======      =======           =====         ========





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


                                                           Provisions    Charged
                                             Balance at     charged        to                                    Balance
                                             beginning        to         interest                   Other        at end
                                             of period      expense     expense(b)    Payments     changes      of period
                                             ----------    --------     ----------    --------     -------      ---------
Self-insurance liabilities

       52 weeks ended June 25, 1994           $85,494       $19,880       $5,836      $29,506       $    -       $81,704
                                              =======       =======       ======      =======       ======       =======

       52 weeks ended June 26, 1993           $82,559       $38,040       $5,865      $40,970       $    -       $85,494
                                              =======       =======       ======      =======       ======       =======

       52 weeks ended June 27, 1992           $59,525       $46,140       $4,960      $36,066       $8,000(a)    $82,559
                                              =======       =======       ======      =======       ======       =======





_______________

(a) Reflects self-insurance reserve related to Alpha Beta resulting from the acquisition of Alpha Beta.

(b) Amortization of discount on self-insurance reserves charged to interest expense.

                               INDEX TO EXHIBITS


Exhibit
Number                                        Description                                                    Page
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

Exhibit
Number                                        Description                                                    Page
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

Exhibit
Number                                        Description                                                    Page
- ------                                        -----------                                                    ----
4.3.5                Fifth Modification Agreement dated as of December 21, 1992 by and among the Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc. and
                     Food 4 Less Merchandising, Inc., as borrowers; Citicorp North America,
                     Inc., Bankers Trust Company and Chemical Bank (as successor in interest to Manufacturers Hanover Trust Company), as Co-Agents, Citicorp North
                     America, Inc. as Administrative Agent and the Required Lenders and the
                     other Loan Parties, all as identified therein (incorporated herein by reference to Exhibit 19.1 to the Company's Quarterly Report on Form
                     10-Q for the quarter ended April 3, 1993).

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

Exhibit
Number                                        Description                                                    Page
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

Exhibit
Number                                        Description                                                    Page
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