Form 10-Q/A
period 1994-09-17
FOOD 4 LESS SUPERMARKETS INC
filed 1994-11-09
CIK 835676

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               _______________

                                 FORM 10-Q/A

                                 AMENDMENT 1

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

The undersigned registrant hereby amends the following items, financial statements or other portions of its Quarterly Report on Form 10-Q for the 12 weeks ended September 17, 1994 as set forth in the pages attached hereto.

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

         The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1993, employers contributing to UFCW health and welfare plans are to receive a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves was $24.2 million, of which the Company recognized $8.1 million in fiscal 1994 and $4.7 million in the 12 weeks ended September 17, 1994. The remainder of the excess reserves will be recognized as the credits are taken in the future.

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





Dated: November 9, 1994                FOOD 4 LESS SUPERMARKETS, INC.



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