Form 10-K/A
period 1994-06-25
FOOD 4 LESS SUPERMARKETS INC
filed 1994-11-10
CIK 835676

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                _______________

                                  FORM 10-K/A

                                  AMENDMENT 2

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

The undersigned registrant hereby amends the following items, financial statements or other portions of its Annual Report on Form 10-K for the 52 weeks ended June 25, 1994 as set forth in the pages attached hereto.


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