Form 10-Q
period 1995-01-07
FOOD 4 LESS SUPERMARKETS INC
filed 1995-02-21
CIK 835676

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


              FOR QUARTER ENDED                                                  COMMISSION FILE NUMBER
               JANUARY 7, 1995                                                          33-31152


                         FOOD 4 LESS SUPERMARKETS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                                             95-4222386
       (STATE OR OTHER JURISDICTION OF                                              (I.R.S EMPLOYER
       INCORPORATION OR ORGANIZATION)                                            IDENTIFICATION NUMBER)



         777 SOUTH HARBOR BOULEVARD
            LA HABRA, CALIFORNIA                                                         90631
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


     AT FEBRUARY 14, 1995, THERE WERE 1,505,427 SHARES OF COMMON STOCK OUTSTANDING. AS OF SUCH DATE, NONE OF THE OUTSTANDING SHARES OF COMMON STOCK WERE HELD BY PERSONS OTHER THAN AFFILIATES AND EMPLOYEES OF THE REGISTRANT, AND THERE WAS NO PUBLIC MARKET FOR THE COMMON STOCK.

                         FOOD 4 LESS SUPERMARKETS, INC.

                                     INDEX


                                                                                                                       Page
                                                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated balance sheets as of
                    January 7, 1995 and June 25, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .              2

                 Consolidated statements of operations for the 16 weeks ended
                    January 7, 1995 and January 8, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated statements of operations for the 28 weeks ended
                    January 7, 1995 and January 8, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .              5

                 Consolidated statements of cash flows for the 28 weeks ended
                    January 7, 1995 and January 8, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .              6

                 Consolidated statements of stockholder's equity as of
                    January 7, 1995 and June 25, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .              8

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .              9


Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           January 7,                 June 25,
                         ASSETS                                                               1995                      1994
                                                                                          ------------              ------------
                                                                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $ 15,750                $ 32,996
    Trade receivables, less allowances of $1,264
        and $1,386 at January 7, 1995 and
        June 25, 1994, respectively                                                             25,992                  25,039
    Notes and other receivables                                                                    777                   1,312
    Inventories                                                                                223,261                 212,892
    Patronage receivables from suppliers                                                         5,093                   2,875
    Prepaid expenses and other                                                                  12,542                   6,323
                                                                                              --------                --------
        Total current assets                                                                   283,415                 281,437

INVESTMENTS IN AND NOTES RECEIVABLE FROM
    SUPPLIER COOPERATIVES:
    A. W. G.                                                                                     6,718                   6,718
    Certified and Others                                                                         5,694                   5,984

PROPERTY AND EQUIPMENT:
    Land                                                                                        23,488                  23,488
    Buildings                                                                                   24,148                  12,827
    Leasehold improvements                                                                     106,484                  97,673
    Store equipment and fixtures                                                               153,538                 148,249
    Transportation equipment                                                                    32,363                  32,259
    Construction in progress                                                                    14,459                  12,641
    Leased property under capital leases                                                        78,222                  78,222
    Leasehold interests                                                                         93,226                  93,464
                                                                                              --------                --------
                                                                                               525,928                 498,823
    Less:  Accumulated depreciation and amortization                                           155,758                 134,089
                                                                                              --------                --------

        Net property and equipment                                                             370,170                 364,734

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $20,166 and $17,083 at January 7, 1995 and
        June 25, 1994, respectively                                                             25,529                  28,536
    Goodwill, less accumulated amortization of $38,113
        and $33,945 at January 7, 1995 and
        June 25, 1994, respectively                                                            263,658                 267,884
    Other, net                                                                                  29,438                  24,787
                                                                                              --------                --------

                                                                                              $984,622                $980,080
                                                                                              ========                ========





   The accompanying notes are an integral part of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           January 7,                 June 25,
                         LIABILITIES AND STOCKHOLDER'S EQUITY                                 1995                      1994
                                                                                          ------------              ------------
                                                                                           (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                          $164,981                $180,708
    Accrued payroll and related liabilities                                                     39,976                  42,805
    Accrued interest                                                                             7,454                   5,474
    Other accrued liabilities                                                                   60,619                  53,910
    Income taxes payable                                                                           689                   2,000
    Current portion of self-insurance liabilities                                               28,616                  29,492
    Current portion of long-term debt                                                           22,290                  18,314
    Current portion of obligations under capital leases                                          3,634                   3,616
                                                                                               -------                 -------
        Total current liabilities                                                              328,259                 336,319

LONG-TERM DEBT                                                                                 342,396                 310,944

OBLIGATIONS UNDER CAPITAL LEASES                                                                38,071                  39,998

SENIOR SUBORDINATED DEBT                                                                       145,000                 145,000

DEFERRED INCOME TAXES                                                                           14,740                  14,740

SELF-INSURANCE LIABILITIES AND OTHER                                                            55,701                  64,058

COMMITMENTS AND CONTINGENCIES                                                                        -                       -

STOCKHOLDER'S EQUITY:
    Cumulative convertible preferred stock, $.01 par value,
        200,000 shares authorized and 50,000 shares issued at
        January 7, 1995 and June 25, 1994 (aggregate liquidation value of
        $67.3 million and $62.2 million at January 7, 1995 and
        June 25, 1994, respectively)                                                            64,541                  58,997
    Common stock, $.01 par value, 1,600,000 shares
        authorized; 1,519,632 shares issued
        at January 7, 1995 and June 25, 1994                                                        15                      15
    Additional paid-in capital                                                                 107,650                 107,650
    Notes receivable from shareholders of parent                                                  (702)                   (586)
    Retained deficit                                                                          (108,858)                (94,586)
                                                                                               -------                 -------
                                                                                                62,646                  71,490
    Treasury stock:  14,205 and 16,732 shares of common stock at
        January 7, 1995 and June 25, 1994, respectively                                         (2,191)                 (2,469)
                                                                                              --------                --------
    Total stockholder's equity                                                                  60,455                  69,021
                                                                                              --------                --------

                                                                                              $984,622                $980,080
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                            16 Weeks                16 Weeks
                                                                                              Ended                  Ended
                                                                                           January 7,              January 8,
                                                                                              1995                    1994
                                                                                          ------------            ------------
SALES                                                                                      $  805,967              $  799,597

COST OF SALES (including purchases from related parties for the
    16 weeks ended January 7, 1995 and January 8, 1994 of
    $58,202 and $58,453, respectively)                                                        671,549                 649,720
                                                                                           ----------              ----------

GROSS PROFIT                                                                                  134,418                 149,877

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                               111,009                 125,770

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                                           2,381                   2,360

RESTRUCTURING CHARGE                                                                            5,134                       -
                                                                                           ----------              ----------
OPERATING INCOME                                                                               15,894                  21,747

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                             19,892                  19,423
    Amortization of deferred financing costs                                                    1,784                   1,709
                                                                                           ----------              ----------
                                                                                               21,676                  21,132
LOSS (GAIN) ON DISPOSAL OF ASSETS                                                                  (1)                    124
                                                                                           ----------              ----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                      (5,781)                    491

PROVISION (BENEFIT) FOR INCOME TAXES                                                             (400)                    400
                                                                                           ----------              ----------
NET INCOME (LOSS)                                                                          $   (5,381)             $       91
                                                                                           ==========              ==========
PREFERRED STOCK ACCRETION                                                                  $    3,168              $    2,698
                                                                                           ==========              ==========
LOSS APPLICABLE TO COMMON SHARES                                                           $   (8,549)             $   (2,607)
                                                                                           ==========              ==========
LOSS PER COMMON SHARE                                                                      $    (5.68)              $   (1.73)
                                                                                           ==========               =========
    Average Number of Common Shares Outstanding                                             1,505,373               1,503,676
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                            28 Weeks                28 Weeks
                                                                                              Ended                  Ended
                                                                                           January 7,              January 8,
                                                                                              1995                    1994
                                                                                          ------------            ------------
SALES                                                                                       $1,404,665              $1,416,213

COST OF SALES (including purchases from related parties for the
    28 weeks ended January 7, 1995 and January 8, 1994 of
    $99,367 and $106,060, respectively)                                                      1,167,205               1,153,989
                                                                                             ---------               ---------

GROSS PROFIT                                                                                   237,460                 262,224

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                                199,161                 221,464

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                                            4,168                   4,132

RESTRUCTURING CHARGE                                                                             5,134                       -
                                                                                           -----------             -----------

OPERATING INCOME                                                                                28,997                  36,628

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                              34,601                  33,914
    Amortization of deferred financing costs                                                     3,083                   2,948
                                                                                             ---------               ---------
                                                                                                37,684                  36,862

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                                 (459)                     87
                                                                                            ----------             -----------


LOSS BEFORE PROVISION FOR INCOME TAXES                                                          (8,228)                   (321)


PROVISION FOR INCOME TAXES                                                                         500                     700
                                                                                             ---------               ---------


NET LOSS                                                                                   $    (8,728)            $    (1,021)
                                                                                            ==========              ==========


PREFERRED STOCK ACCRETION                                                                  $     5,544             $     4,721
                                                                                            ==========              ==========


LOSS APPLICABLE TO COMMON SHARES                                                           $   (14,272)            $    (5,742)
                                                                                            ==========              ==========


LOSS PER COMMON SHARE                                                                     $      (9.49)            $     (3.82)
                                                                                           ===========              ==========


Average Number of Common Shares Outstanding                                                  1,504,288               1,504,245
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                            28 Weeks                28 Weeks
                                                                                              Ended                  Ended
                                                                                           January 7,              January 8,
                                                                                              1995                    1994
                                                                                          ------------            ------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Cash received from customers                                                            $1,404,665              $1,416,213
    Cash paid to suppliers and employees                                                    (1,389,667)             (1,361,103)
    Interest paid                                                                              (32,621)                (29,178)
    Income taxes refunded (paid)                                                                (1,811)                  1,652
    Interest received                                                                              836                     486
    Other, net                                                                                     583                   2,388
                                                                                             ---------               ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                               (18,015)                 30,458

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                                 7,120                  12,307
    Payment for purchase of property and equipment                                             (39,049)                (20,404)
    Other, net                                                                                    (907)                     61
                                                                                             ---------               ---------

NET CASH USED BY INVESTING ACTIVITIES                                                          (32,836)                 (8,036)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Payments of long-term debt                                                                 (13,272)                (10,395)
    Payments of capital lease obligation                                                        (1,909)                 (1,565)
    Net change in Revolving Loan                                                                48,700                  (4,900)
    Proceeds from issuance of debt                                                                   -                      28
    Sale (purchase) of treasury stock, net                                                          92                    (726)
    Other, net                                                                                      (6)                   (161)
                                                                                             ---------                ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                33,605                 (17,719)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (17,246)                  4,703

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                32,996                  25,089
                                                                                             ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   15,750              $   29,792
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                            28 Weeks                28 Weeks
                                                                                              Ended                  Ended
                                                                                           January 7,              January 8,
                                                                                              1995                    1994
                                                                                          ------------            ------------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED (USED) BY OPERATING ACTIVITIES:
      Net loss                                                                                 $(8,728)                $(1,021)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                                                       33,878                  33,320
            Restructuring charge                                                                 5,134                       -
            Loss (gain) on sale of assets                                                         (459)                     87
            Change in assets and liabilities:
                Accounts and notes receivable                                                   (2,725)                 (9,568)
                Inventories                                                                    (10,369)                (16,106)
                Prepaid expenses and other                                                      (9,097)                 (5,659)
                Accounts payable and accrued liabilities                                       (20,228)                 23,752
                Self-insurance liabilities                                                      (4,110)                  3,301
                Deferred income taxes                                                                -                   1,714
                Income taxes payable                                                            (1,311)                    638
                                                                                                ------                  ------
         Total adjustments                                                                      (9,287)                 31,479
                                                                                                ------                  ------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                              $(18,015)                $30,458
                                                                                                ======                  ======


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Accretion of preferred stock                                                              $  5,544                 $ 4,721
                                                                                               =======                  ======





 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                            Preferred Stock          Common Stock         Treasury Stock
                                         ---------------------    ------------------   --------------------
                                           Number                 Number                 Number
                                             of                     of                     of
                                           Shares      Amount     Shares      Amount     Shares      Amount
                                           ------      ------     ------      ------     ------      ------
BALANCES AT JUNE 25, 1994                  50,000     $58,997   1,519,632      $15      (16,732)     $(2,469)


   Payment of Shareholders' Notes
      (unaudited)                               -           -           -        -            -            -

   Issuance of Treasury Stock
      (unaudited)                               -           -           -        -        3,644          340

   Purchase of Treasury Stock
      (unaudited)                               -           -           -        -       (1,117)         (62)

   Accretion of Preferred Stock
      (unaudited)                               -       5,544           -        -            -            -

   Net loss
      (unaudited)                               -           -           -        -            -            -
                                           ------     -------   ---------      ---      -------      -------

   BALANCES AT JANUARY 7, 1995
      (unaudited)                          50,000     $64,541   1,519,632      $15      (14,205)     $(2,191)
                                           ======     =======   =========      ===      =======      =======

                                            Share-        Add'l                        Total
                                           holders'      Paid-In      Retained      Stockholder's
                                            Notes        Capital       Deficit         Equity
                                          ---------      -------      ---------     -------------
BALANCES AT JUNE 25, 1994                 $(586)        $107,650     $ (94,586)        $69,021


   Payment of Shareholders' Notes
      (unaudited)                            70                -            -               70

   Issuance of Treasury Stock
      (unaudited)                          (191)               -            -              149

   Purchase of Treasury Stock
      (unaudited)                             5                -            -              (57)

   Accretion of Preferred Stock
      (unaudited)                             -                -       (5,544)               -

   Net loss
      (unaudited)                             -                -       (8,728)          (8,728)
                                          -----         --------    ---------          -------

   BALANCES AT JANUARY 7, 1995
      (unaudited)                         $(702)        $107,650    $(108,858)         $60,455
                                          =====         ========    =========          =======

 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The consolidated balance sheet of Food 4 Less Supermarkets, Inc. (the "Company") as of January 7, 1995 and the consolidated statements of operations and cash flows for the interim periods ended January 7, 1995 and January 8, 1994 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

                 The Company is a vertically integrated supermarket company with 266 stores located in Southern California, Northern California and certain areas of the midwest. The Company's Southern California division includes a manufacturing facility, with bakery and creamery operations, and a full-line warehouse and distribution facility.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $16.2 million and $13.8 million at January 7, 1995 and June 25, 1994, respectively, and gross profit and operating income would have been greater by $1.4 million and $1.2 million for the 16 weeks ended January 7, 1995 and January 8, 1994, respectively, and by $2.4 million and $2.2 million for the 28 weeks ended January 7, 1995 and January 8, 1994, respectively.

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


3.       RESTATEMENT

                 The Company has restated the statement of operations for the 16 and 28 weeks ended January 8, 1994 to classify certain buying, occupancy and labor costs associated with making its products available for sale as cost of sales. These amounts were previously classified as selling, general, administrative, and other, net, and depreciation and amortization of property and equipment, and totalled $63.4 million and $114.3 million for the 16 and 28 weeks ended January 8, 1994, respectively. The Company has also classified a portion of its self-insurance cost as interest expense that was previously recorded in selling, general, administrative and other, net. This amount was $1.9 million and $3.3 million for the 16 and 28 weeks ended January 8, 1994, respectively. Depreciation and amortization costs not classified in cost of sales are included in selling, general, administrative and other, net. The change in classifications did not affect the net income (loss), income (loss) before provision for income taxes, or loss per common share.

4.       RALPHS MERGER

                 On September 14, 1994, the Company, Food 4 Less Holdings, Inc. ("Holdings"), and Food 4 Less, Inc. ("FFL") entered into a definitive Agreement and Plan of Merger (the "Merger") with Ralphs Supermarkets, Inc. ("Ralphs") and the stockholders of Ralphs. Pursuant to the terms of the Merger agreement, the Company will, subject to certain terms and conditions being satisfied or waived, be merged into Ralphs and Ralphs will become a wholly-owned subsidiary of Holdings. The Company and Ralphs have reached an agreement with the California Attorney General under which the Company and Ralphs, on a combined basis, will be required to sell 27 stores to other food retailers following the merger. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired and the Federal Trade Commission has advised the Company that it has closed its investigation of the Merger. Conditions to the consummation of the Merger include, among other things, the completion of financing for the transaction and the receipt of other necessary consents. The purchase price for Ralphs is approximately $1.5 billion, including the assumption of debt. In connection with the Merger, FFL will merge into Holdings and Holdings will change its jurisdiction by merging into a newly formed Delaware corporation ("New Holdings").

                 The aggregate purchase price, payable to the stockholders of Ralphs in connection with the Merger, consists of $425 million in cash and $100 million initial principal amount of 13% Senior Subordinated Pay-in Kind Debentures due 2006 issued by New Holdings. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee.

                 The financing required to complete the Merger will include the issuance of significant additional equity by New Holdings, the issuance of new debt securities by the Company and New Holdings and the incurrence of additional bank financing by the Company. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $150 million in New Holdings stock. It is presently anticipated that the issuance of new debt securities would be in the form of senior notes of the Company up to $400 million. The bank financing would be made pursuant to a commitment by Bankers Trust Company to provide up to $1,075 million in such financing. In connection with the receipt of new financing, the Company and Holdings will also be required to complete certain exchange offers, consent solicitations and or other transactions with the holders of theirs and Ralphs' currently outstanding debt securities.

                 As of October 9, 1994, Ralphs had outstanding indebtedness of approximately $1,001 million. Ralphs had sales of $2,730 million, operating income of $152.1 million and earnings before income taxes of $30.3 million for its most recent reported fiscal year ended January 30, 1994.

                 Upon consummation of the Merger, the operations and activities of the Company will be significantly impacted due to conversions of the Company's existing Southern California conventional stores to either Ralphs or Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation may result in an additional restructuring charge. The amount of the additional restructuring charge is not presently determinable due to various factors, including uncertainties inherent in the completion of the Merger; however, the restructuring charge may be material in relation to the stockholder's equity and financial position of the Company at January 7, 1995.

5.       RESTRUCTURING CHARGE

                The Company has converted 11 of its conventional supermarkets to warehouse stores. During the 28 weeks ended January 7, 1995, the Company recorded a restructuring charge for the write-off of property and equipment at the 11 stores of $5.1 million.

6.       SUBSIDIARY REGISTRANTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 16 and 28 weeks ended January 7, 1995 and January 8, 1994:

                                                            16 Weeks Ended                           28 Weeks Ended
                                                            --------------                           --------------
                                                January 7, 1995      January 8, 1994      January 7, 1995       January 8, 1994
                                                ---------------      ---------------     -----------------     -----------------
                                                                             (dollars in millions)
                                                                                  (unaudited)
Sales                                           $806.0   100.0 %     $799.6   100.0%     $1,404.7   100.0 %    $1,416.2   100.0 %
Gross profit                                     134.4    16.7 %      149.9    18.7%        237.5    16.9 %       262.2    18.5 %
Selling, general, administrative
   and other, net                                111.0    13.8 %      125.8    15.7%        199.2    14.2 %       221.5    15.6 %
Amortization of excess costs over
   net assets acquired                             2.4     0.3 %        2.4     0.3%          4.2     0.3 %         4.1     0.3 %
Restructuring charge                               5.1     0.6 %        0.0     0.0%          5.1     0.4 %         0.0     0.0 %
Operating income                                  15.9     2.0 %       21.7     2.7%         29.0     2.0 %        36.6     2.6 %
Interest expense                                  21.7     2.7 %       21.1     2.6%         37.7     2.6 %        36.8     2.6 %
Loss (gain) on disposal of assets                  0.0     0.0 %        0.1     0.0%         (0.5)    0.0 %         0.1     0.0 %
Provision (benefit) for income taxes               0.4     0.0 %        0.4     0.1%          0.5     0.0 %         0.7     0.1 %
Net income (loss)                                 (5.4)   (0.7)%        0.1     0.0%         (8.7)   (0.6)%        (1.0)   (0.1)%

         Sales. Sales per week increased $0.4 million, or 0.8%, from $50.0 million in the 16 weeks ended January 8, 1994 to $50.4 million in the 16 weeks ended January 7, 1995 and decreased $0.4 million, or 0.8%, from $50.6 million in the 28 weeks ended January 8, 1994 to $50.2 million in the 28 weeks ended January 7, 1995. The increase in sales for the 16 weeks ended January 7,1995 resulted primarily from new and acquired stores opened since January 8, 1994, partially offset by a comparable store sales decline of 3.5%. The decline in sales for the 28 weeks ended January 7, 1995 resulted primarily from a 4.5% decline in comparable store sales, partially offset by sales from new and acquired stores opened since January 8, 1994. Management believes that the decline in comparable store sales is attributable to the weak economy in Southern California and, to a lesser extent, in the Company's other operating areas, and competitive store openings and remodels in Southern California.

         Gross Profit. Gross profit decreased as a percentage of sales from 18.7% in the 16 weeks ended January 8, 1994 to 16.7% in the 16 weeks ended January 7, 1995 and decreased from 18.5% in the 28 weeks ended January 8, 1994 to 16.9% in the 28 weeks ended January 7, 1995. Decreases in gross profit margin were primarily attributable to pricing and promotional activities related to the Company's "Total Value Pricing" program and an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 48 at January 8, 1994 to 87 at January 7, 1995. The decrease in the gross profit margin was partially offset by improvements in product procurement.

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $125.8 million and $111.0 million for the 16 weeks and $221.5 million and $199.2 million for the 28 weeks ended January 8, 1994 and January 7, 1995, respectively. SG&A decreased as a percentage of sales from 15.7% to 13.8% and from 15.6% to 14.2% for the same periods. The Company experienced a reduction of workers' compensation and general liability self-insurance costs of $6.1 million and $9.7 million in the 16 and 28 weeks ended January 7, 1995, respectively, due to continued improvement in the cost and frequency of claims. The improved experience was due primarily to cost control programs implemented by the Company, including awards for stores with the best loss experience, specific achievable goals for each store, and increased monitoring of third-party administrators. In addition, the Company maintained tight control of administrative expenses and store level expenses, including payroll (due primarily to increased productivity), advertising, and other controllable store expenses. Because the Company's warehouse stores have lower SG&A than conventional stores, the increase in the number of warehouse stores, from 48 at January 8, 1994 to 87 at January 7, 1995, also contributed to decreased SG&A.

         The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in

October 1993, employers contributing to UFCW health and welfare plans are to receive a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves was $24.2 million, of which the Company recognized $8.4 million in fiscal 1994 and $9.0 million and $13.7 million in the 16 and 28 weeks ended January 7, 1995, respectively. The remainder of the excess reserves will be recognized as the credits are taken in the future.

         On August 28, 1994, the Teamsters and the Company ratified a new contract which, among other things, provided for the vesting of sick pay benefits resulting in a one-time charge of $2.1 million.


        Restructuring Charge. The Company has converted 11 of its conventional supermarkets to warehouse stores. During the 28 weeks ended January 7, 1995, the Company recorded a restructuring charge for the write-off of property and equipment at the 11 stores of $5.1 million.


         Interest Expense. Interest expense (including amortization of deferred financing costs) was $21.1 million and $21.7 million for the 16 weeks and $36.8 million and $37.7 million for the 28 weeks ended January 8, 1994 and January 7, 1995, respectively. The increase in interest expense was primarily due to higher interest rates on the Term Loan and Revolving Credit Facility and increased borrowings on the Company's $70 million Revolving Credit Facility in the current year, partially offset by the reduction of indebtedness under the Term Loan as a result of amortization payments.


         Net Income (Loss). Primarily as a result of the factors discussed above, net income decreased from $0.1 million in the 16 weeks ended January 8, 1994 to a net loss of $5.4 million in the 16 weeks ended January 7, 1995 and net loss increased from $1.0 million in the 28 weeks ended January 8, 1994 to $8.7 million in the 28 weeks ended January 7, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations, amounts available under the Revolving Credit Facility and leases are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital needs and debt service requirements during fiscal 1995. However, there can be no assurance that the Company will continue to generate cash flow from operations at historical levels or that it will be able to make future borrowings under the Revolving Credit Facility.

         The Merger, which is subject to, among other things, the completion of the financing for the transaction and the receipt of other necessary consents, will require the issuance of significant additional equity by New Holdings, the issuance of new debt securities by the Company and New Holdings and the incurrence of additional bank financing by the Company. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $150 million in New Holdings stock. It is presently anticipated that the issuance of new debt securities would be in the form of senior notes of the Company up to $400 million. The bank financing would be made pursuant to a commitment by Bankers Trust Company to provide up to $1,075 million in such financing. In connection with the receipt of new financing, the Company and Holdings will be required to complete certain exchange offers, consent solicitations and/or other transactions with the holders of the currently outstanding debt securities. The transaction will also require the assumption of approximately $160 million of other existing indebtedness of Ralphs. The proceeds of the foregoing financings will be used to acquire the outstanding stock of Ralphs, to repay certain existing indebtedness, and to pay fees and expenses in connection with the Merger and related transactions. The Ralphs purchase price is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of Ralphs consists of $425 million in cash and $100 million initial principal amount of 13% Senior Subordinated Pay-in-Kind Debentures due 2006 to be issued by New Holdings. In addition, the Company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the Company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee. (See "Note 4 -- Ralphs Merger")

         During the 28-week period ended January 7, 1995, the Company used approximately $18.0 million of cash for its operating activities compared to cash provided by operating activities of $30.5 million for the 28 weeks ended January 8, 1994. The decrease in cash from operating activities is due primarily to changes in operating assets and liabilities for the 28 weeks ended
January 7, 1995.   The Company's principal use of cash in its operating
activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At January 7, 1995, this resulted in a working capital deficit of $45.4 million.

         Cash used for investing activities was $32.8 million for the 28 weeks ended January 7, 1995. Investing activities consisted primarily of capital expenditures of $39.0 million, partially offset by $6.5 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by financing activities.

         The capital expenditures discussed above were made to build or acquire 20 new stores (13 of which have opened) and convert 11 conventional stores to the warehouse format (all of which have been completed). The Credit Agreement has been amended to, among other things, allow for the acceleration of the capital expenditures and other costs associated with the conversion of stores to the warehouse format. The Company currently anticipates that its aggregate capital expenditures for fiscal 1995 will be approximately $67.6 million. Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. At January 7, 1995, the Company had approximately $4.0 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions, including the Merger or the related costs of converting additional stores, which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash provided by financing activities was $33.6 million for the 28 weeks ended January 7, 1995, which was primarily the $48.7 million of borrowings outstanding on the $70 million Revolving Credit Facility at January 7, 1995 partially offset by a $11.3 million repayment of the Term Loan. At January 7, 1995, $48.1 million of standby letters of credit had been issued under the $55 million Letter of Credit Facility.

         The Company is highly leveraged. At January 7, 1995, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $551.4 million and $60.5 million, respectively.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.
                 19.1     Sixth Modification Agreement to the Credit Agreement dated as of November 22, 1994 by and among the
                          Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc. and Food 4 Less Merchandising, Inc. as
                          Borrowers, Citicorp North America, Inc., Bankers Trust Company and Chemical Bank (successor in interest to
                          Manufacturers Hanover Trust Company) as Co-Agents, Citicorp North America, Inc. as Administrative Agent
                          and the Required Lenders and other Loan Parties, all as identified therein.

                 19.2     Seventh Modification Agreement to the Credit Agreement dated as of January 23, 1995 by and among the
                          Company, Alpha Beta Company, Cala Foods, Inc., Falley's, Inc. and Food 4 Less Merchandising, Inc. as
                          Borrowers, Citicorp North America, Inc., Bankers Trust Company and Chemical Bank (successor in interest to
                          Manufacturers Hanover Trust Company) as Co-Agents, Citicorp North America, Inc. as Administrative Agent
                          and the Required Lenders and other Loan Parties, all as identified therein.

                 27.      Financial Data Schedule

         (b)     Reports on Form 8-K
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Orange, State of California.





Dated:  February 20, 1995              FOOD 4 LESS SUPERMARKETS, INC.



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