Form 10-Q
period 1995-04-23
FOOD 4 LESS SUPERMARKETS INC
filed 1995-06-07
CIK 835676

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


              For Quarter Ended                                          Commission File Number
                April 23, 1995                                                  33-31152


                         FOOD 4 LESS SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                     95-4222386
       (State or other jurisdiction of                                      (I.R.S Employer
       incorporation or organization)                                    Identification Number)



         777 South Harbor Boulevard
            La Habra, California                                                 90631
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


     At June 7, 1995, there were 1,519,632 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

==============================================================================

                         FOOD 4 LESS SUPERMARKETS, INC.

                                     INDEX


                                                                                                                       Page
                                                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated balance sheets as of
                    April 23, 1995 and January 29, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .              2

                 Consolidated statements of operations for the 12 weeks ended
                    April 23, 1995 and April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated statements of cash flows for the 12 weeks ended
                    April 23, 1995 and April 2, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .              5

                 Consolidated statements of stockholder's equity as of
                    April 23, 1995 and January 29, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .              7

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .              8


Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                         April 23,               January 29,
                         ASSETS                                            1995                      1995
                                                                        -----------              -----------
                                                                        (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $ 16,924               $   19,560
    Trade receivables, less allowances of $1,068
        and $1,192 at April 23, 1995 and
        January 29, 1995, respectively                                      19,426                   23,377
    Notes and other receivables                                              1,897                    3,985
    Inventories                                                            208,848                  224,686
    Patronage receivables from suppliers                                     1,738                    5,173
    Prepaid expenses and other                                               9,162                   13,051
                                                                          --------               ----------
        Total current assets                                               257,995                  289,832

INVESTMENTS IN AND NOTES RECEIVABLE FROM
    SUPPLIER COOPERATIVES:
    A. W. G.                                                                 7,298                    6,718
    Certified and Others                                                     5,654                    5,686

PROPERTY AND EQUIPMENT:
    Land                                                                    23,488                   23,488
    Buildings                                                               29,685                   24,172
    Leasehold improvements                                                 114,362                  110,020
    Store equipment and fixtures                                           162,207                  157,607
    Transportation equipment                                                32,239                   32,409
    Construction in progress                                                 7,591                    8,042
    Leased property under capital leases                                    82,524                   82,526
    Leasehold interests                                                     95,429                   96,556
                                                                          --------               ----------
                                                                           547,525                  534,820
    Less:  Accumulated depreciation and amortization                      (163,712)                (154,382)
                                                                          --------               ----------
        Net property and equipment                                         383,813                  380,438

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $21,890 and $20,496 at April 23, 1995 and
        January 29, 1995, respectively                                      24,068                   25,469
    Goodwill, less accumulated amortization of $40,389
        and $38,560 at April 23, 1995 and
        January 29, 1995, respectively                                     261,283                  263,112
    Other, net                                                              31,129                   29,440
                                                                          --------               ----------
                                                                          $971,240               $1,000,695
                                                                          ========               ==========





   The accompanying notes are an integral part of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                            April 23,               January 29,
                         LIABILITIES AND STOCKHOLDER'S EQUITY                                 1995                      1995
                                                                                            --------                 ----------
                                                                                           (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                          $171,966              $  190,455
    Accrued payroll and related liabilities                                                     39,993                  42,007
    Accrued interest                                                                             8,221                  10,730
    Other accrued liabilities                                                                   60,572                  65,279
    Income taxes payable                                                                           588                     293
    Current portion of self-insurance liabilities                                               28,616                  28,616
    Current portion of long-term debt                                                           23,511                  22,263
    Current portion of obligations under capital leases                                          4,927                   4,965
                                                                                              --------              ----------
        Total current liabilities                                                              338,394                 364,608

LONG-TERM DEBT                                                                                 323,030                 320,901

OBLIGATIONS UNDER CAPITAL LEASES                                                                39,816                  40,675

SENIOR SUBORDINATED DEBT                                                                       145,000                 145,000

DEFERRED INCOME TAXES                                                                           17,534                  17,534

SELF-INSURANCE LIABILITIES AND OTHER                                                            52,465                  54,174

COMMITMENTS AND CONTINGENCIES                                                                        -                       -



STOCKHOLDER'S EQUITY:
    Cumulative convertible preferred stock, $.01 par value,
        200,000 shares authorized and 50,000 shares issued at
        April 23, 1995 and January 29, 1995 (aggregate liquidation value of
        $70.3 million and $67.9 million at April 23, 1995 and
        January 29, 1995, respectively)                                                         67,512                  65,136
    Common stock, $.01 par value, 1,600,000 shares
        authorized; 1,519,632 shares issued
        at April 23, 1995 and January 29, 1995                                                      15                      15
    Additional paid-in capital                                                                 107,650                 107,650
    Notes receivable from shareholders of parent                                                  (692)                   (702)
    Retained deficit                                                                          (117,413)               (112,225)
                                                                                              --------              ----------
                                                                                                57,072                  59,874
    Treasury stock:  12,345 shares of common stock at
        April 23, 1995 and January 29, 1995                                                     (2,071)                 (2,071)
                                                                                              --------              ----------
    Total stockholder's equity                                                                  55,001                  57,803
                                                                                              --------              ----------

                                                                                              $971,240              $1,000,695
                                                                                              ========              ==========




   The accompanying notes are an integral part of these consolidated balance sheets.

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                12 Weeks                12 Weeks
                                                                                 Ended                   Ended
                                                                               April 23,               April 2,
                                                                                 1995                    1994
                                                                               ---------               ---------
SALES                                                                          $ 623,598               $ 587,871

COST OF SALES (including purchases from related parties for the
    12 weeks ended April 23, 1995 and April 2, 1994 of
    $41,770 and $40,223, respectively)                                           516,430                 479,182
                                                                               ---------               ---------

GROSS PROFIT                                                                     107,168                 108,689

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                   91,352                  90,447

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                              1,829                   1,772
                                                                               ---------               ---------

OPERATING INCOME                                                                  13,987                  16,470

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                15,522                  14,652
    Amortization of deferred financing costs                                       1,394                   1,262
                                                                               ---------               ---------
                                                                                  16,916                  15,914

GAIN ON DISPOSAL OF ASSETS                                                          (417)                    (21)

UNUSUAL EARTHQUAKE LOSS                                                                -                   4,504
                                                                               ---------               ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                                            (2,512)                 (3,927)

PROVISION FOR INCOME TAXES                                                           300                     400
                                                                               ---------               ---------

NET LOSS                                                                       $  (2,812)              $  (4,327)
                                                                               =========               =========

PREFERRED STOCK ACCRETION                                                          2,376                   2,023

LOSS APPLICABLE TO COMMON SHARES                                               $  (5,188)              $  (6,350)
                                                                               =========               =========

LOSS PER COMMON SHARE                                                          $   (3.44)              $   (4.22)
                                                                               =========               =========

    Average Number of Common Shares Outstanding                                1,507,287               1,503,641
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                     12 Weeks                12 Weeks
                                                                       Ended                   Ended
                                                                     April 23,               April 2,
                                                                       1995                    1994
                                                                     ---------               ---------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                                     $ 623,598               $ 587,871
    Cash paid to suppliers and employees                              (595,468)               (548,017)
    Interest paid                                                      (18,031)                 (4,307)
    Income taxes paid                                                       (5)                   (298)
    Interest received                                                      133                     167
    Other, net                                                             299                    (933)
                                                                     ---------               ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               10,526                  34,483

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                         5,301                     319
    Payment for purchase of property and equipment                     (18,238)                (14,354)
    Payment of store acquisition costs                                       -                  (6,570)
    Other, net                                                          (2,694)                    328
                                                                     ---------               ---------

NET CASH USED BY INVESTING ACTIVITIES                                  (15,631)                (20,277)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Payments of long-term debt                                          (4,623)                 (3,366)
    Payments of capital lease obligation                                  (925)                 (1,531)
    Net change in Revolving Loan                                         8,000                       -
    Purchase of treasury stock, net                                          -                    (218)
    Other, net                                                              17                     (12)
                                                                     ---------               ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         2,469                  (5,127)
                                                                     ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,636)                  9,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        19,560                  29,792
                                                                     ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  16,924               $  38,871
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

                         FOOD 4 LESS SUPERMARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                         12 Weeks             12 Weeks
                                                                           Ended                Ended
                                                                         April 23,             April 2,
                                                                           1995                  1994
                                                                         --------              --------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                           $ (2,812)             $(4,327)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                                  16,083               14,274
            Gain on sale of assets                                           (417)                 (21)
            Change in assets and liabilities:
                Accounts and notes receivable                               9,474                3,723
                Inventories                                                15,838                7,890
                Prepaid expenses and other                                  1,493               (3,888)
                Accounts payable and accrued liabilities                  (27,775)              13,866
                Self-insurance liabilities                                 (1,653)               2,864
                Income taxes payable                                          295                  102
                                                                         --------              -------
         Total adjustments                                                 13,338               38,810
                                                                         --------              -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $ 10,526              $34,483
                                                                         ========              =======


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Acquisition of stores:
      Fair value of assets acquired                                      $      -              $11,187
      Cash paid in acquisition                                                  -               (6,570)
                                                                         --------              -------
      Liabilities assumed                                                $      -              $ 4,617
                                                                         ========              =======

    Accretion of preferred stock                                         $  2,376              $ 2,023
                                                                         ========              =======





 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                    Preferred Stock     Common Stock     Treasury Stock
                                    ---------------   ---------------   ----------------
                                    Number            Number            Number            Share-    Add'l                  Total
                                      of                of                of              holders'  Paid-In  Retained  Stockholder's
                                    Shares  Amount    Shares    Amount  Shares   Amount   Notes     Capital   Deficit     Equity
                                    ------  ------    ------    ------  ------   ------   ------   -------   -------      ------
BALANCES AT JANUARY 29, 1995        50,000  $65,136  1,519,632   $15   (12,345)  $(2,071)  $(702)   $107,650  $(112,225)   $57,803


  Payment of Shareholders' Notes
     (unaudited)                         -        -          -     -          -         -      10          -          -         10

  Accretion of Preferred Stock
     (unaudited)                         -    2,376          -     -          -         -       -          -     (2,376)         -

  Net loss
     (unaudited)                         -        -          -     -          -         -       -          -     (2,812)    (2,812)
                                    ------  -------  ---------   ---    -------   -------   -----   --------  ---------    -------


BALANCES AT APRIL 23, 1995
      (unaudited)                   50,000  $67,512  1,519,632   $15    (12,345)  $(2,071)  $(692)  $107,650  $(117,413)   $55,001
                                    ======  =======  =========   ===    =======   =======   =====   ========  =========    =======





 The accompanying notes are an integral part of these consolidated statements.

                         FOOD 4 LESS SUPERMARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The consolidated balance sheet of Food 4 Less Supermarkets, Inc. (the "Company") as of April 23, 1995 and the consolidated statements of operations and cash flows for the interim periods ended April 23, 1995 and April 2, 1994 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

                 In anticipation of the Merger and in order to align the Company's fiscal year end with the fiscal year end of RSI (as defined in Note 3 -- "Ralphs Merger"), the Company, together with its subsidiaries, changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a fiscal year ended January 29, 1995. As a result of the change in the fiscal year end, the Company's results of operations are presented for the 12 weeks ended April 23, 1995 in the current fiscal year and for the 12 weeks ended April 2, 1994 for the comparable 12-week period in the prior fiscal year.

                 The Company is a vertically integrated supermarket company with 268 stores located in Southern California, Northern California and certain areas of the Midwest. The Company's Southern California division includes a manufacturing facility, with bakery and creamery operations, and a full-line warehouse and distribution facility.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $17,566,000 and $16,531,000 at April 23, 1995 and January 29, 1995, respectively, and gross profit and operating income would have been greater by $1,035,000 and $735,000 for the 12 weeks ended April 23, 1995 and April 2, 1994, respectively.

3.       RESTATEMENT

                 The Company has restated the statement of operations for the 12 weeks ended April 2, 1994 to classify certain buying, occupancy and labor costs associated with making its products available for sale as cost of sales. These amounts were previously classified as selling, general, administrative, and other net, and depreciation and amortization of property and equipment, and totalled $47.0 million for the 12 weeks ended April 2, 1994. The Company has also classified a portion of its self-insurance cost as interest expense that was previously recorded in selling, general, administrative and other, net. This amount was $1.5 million for the 12 weeks ended April 2, 1994. Depreciation and amortization costs not classified in cost of sales are included in selling, general, administrative and other, net. The change in classifications did not affect the net income (loss), income (loss) before provision for income taxes, or loss per common share.

4.       RALPHS MERGER

                 On September 14, 1994, the Company, Food 4 Less Holdings, Inc. ("Holdings") and Food 4 Less, Inc. ("FFL") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Ralphs Supermarkets, Inc. ("RSI") and the stockholders of RSI. Pursuant to the terms of the Merger Agreement, as amended, the Company will be merged with and into RSI (the "RSI Merger"). Immediately following the RSI Merger, Ralphs Grocery Company ("RGC"), which is currently a wholly-owned subsidiary of RSI, will merge with and into RSI (the "RGC Merger," and together with the RSI Merger, the "Merger"), and RSI will change its name to Ralphs Grocery Company

         ("Ralphs"). Prior to the Merger, FFL will merge with and into Holdings, which will be the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Holdings will change its jurisdiction of incorporation by merging into a newly-formed, wholly-owned subsidiary ("New Holdings"), incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger, Ralphs will become a wholly-owned subsidiary of New Holdings. Conditions to the consummation of the Merger include, among other things, the completion of financing for the transaction and the receipt of other necessary consents. The purchase price for RSI is approximately $1.5 billion, including the assumption of debt. The Company presently anticipates that the Merger will be completed on June 14, 1995.

                 The aggregate purchase price, payable to the stockholders of RSI in connection with the Merger, consists of $375 million in cash, $131.5 million principal amount of New Holdings 13-5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 and $18.5 million initial accreted value of New Holdings 13-5/8% Senior Discount Debentures due 2005. In addition, Ralphs will enter into an agreement with a stockholder of RSI pursuant to which such stockholder will act as a consultant to Ralphs with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee.

                 The financing required to complete the Merger will include the issuance of significant additional equity by New Holdings, the issuance of new debt securities by the Company and New Holdings and the incurrence of additional bank financing by Ralphs. The equity issuance will be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $140 million in New Holdings stock. The issuance of new debt securities is expected to consist of $350 million principal amount of Senior Notes due 2004 and $100 million principal amount of Senior Subordinated Notes due 2005 to be issued by the Company. New Holdings will issue $100 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 for $59 million in cash, $22.5 million in lieu of cash for fees associated with the Merger and $18.5 million of which will be issued to the RSI stockholders as Merger consideration. Holdings will redeem the Holdings 15.25% Senior Discount Notes, with a book value of $65.1 million at January 29, 1995, for $83.9 million in cash plus accrued cash interest. The bank financing will be made pursuant to a commitment by Bankers Trust Company to provide $925 million in such financing. In connection with the receipt of new financing, the Company and Holdings will also be required to complete certain exchange offers, consent solicitations, offers to repurchase and other transactions with the holders of the Company's, Holdings' and RGC's currently outstanding debt securities.

                 As of January 29, 1995, RGC had outstanding indebtedness of approximately $1,018.5 million. RGC had sales of $2,724.6 million, operating income of $145.6 million and net income of $32.1 million for its most recent reported fiscal year ended January 29, 1995.

                 Upon consummation of the Merger, management anticipates that certain non-recurring costs associated with the integration of operations will be recorded as a restructuring charge. The charge will cover costs associated with the writedown of property and equipment and related reserves associated with the conversion of certain of the Company's conventional stores to warehouse stores and the closure of certain of the Company's conventional stores as well as the write-off of the Alpha Beta trademark. This restructuring charge has been estimated at approximately $45.5 million. On December 14, 1994, the Company and RSI entered into a Settlement Agreement (the "Settlement Agreement") with the State of California. Under the Settlement Agreement, the Company must divest a total of 27 stores (23 of the Company's conventional stores, 1 warehouse store and 3 RGC stores). In addition, although not required pursuant to the Settlement Agreement, an additional 5 under-performing stores are scheduled to be closed following the Merger. It is anticipated that such closures and store conversions will be substantially completed by December 31, 1995. The estimated restructuring charge aggregating $45.5 million for the Company's 24 stores to be divested under the Settlement Agreement, the 5 planned closures and the conversion of 16 of the Company's conventional stores to warehouse stores reflects (i) the writedown of property, plant and equipment ($27.9 million), (ii) the write-off of the Alpha Beta trademark ($8.6 million), (iii) the write-off of other assets ($4.3 million), (iv) lease termination expense ($3.1 million) and (v) miscellaneous expense accruals ($1.6 million). The expected cash payments to be made in connection with the restructuring charge will total $7.1 million. It is expected that such cash payments will be made by December 31, 1995. As a result of the completion of 11 of the 16 planned conventional store conversions by the Company during the second quarter of the fiscal year ended January 29, 1995, the Company has recorded a non-cash restructuring charge for the write-off of property and equipment of $5.1 million in its results of operations for the 31 weeks ended January 29, 1995.
         The Company has determined that there is no impairment of existing goodwill related to the store closures based on its projections of future undiscounted cash flows. The remaining estimated restructuring charge will be recorded as an expense once the Merger is completed. The divestiture of the 3 RGC stores pursuant to the Settlement Agreement will be reflected in the allocation of the purchase price and, therefore, will not give rise to any restructuring charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In anticipation of the Merger and in order to align the Company's fiscal year end with the fiscal year end of RSI (as defined in Note 3 -- "Ralphs Merger"), the Company, together with its subsidiaries, changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a fiscal year ended January 29, 1995. As a result of the change in the fiscal year end, the Company's results of operations are presented for the 12 weeks ended April 23, 1995 in the current fiscal year and for the 12 weeks ended April 2, 1994 for the comparable 12-week period in the prior fiscal year.

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 weeks ended April 23, 1995 and April 2, 1994:


                                                                         12 Weeks Ended
                                                       -------------------------------------------------
                                                          April 23, 1995                April 2, 1994
                                                       --------------------          -------------------
                                                                     (dollars in millions)
                                                                          (unaudited)
Sales                                                  $623.6        100.0%          $587.9        100.0%
Gross profit                                            107.2         17.2            108.7         18.5
Selling, general, administrative and other, net          91.4         14.7             90.4         15.4
Amortization of excess costs over
   net assets acquired                                    1.8          0.3              1.8          0.3
Operating income                                         14.0          2.2             16.5          2.8
Interest expense                                         16.9          2.7             15.9          2.7
Loss (gain) on disposal of assets                        (0.4)        -0.1              0.0          0.0
Unusual earthquake loss                                   0.0          0.0              4.5          0.8
Provision for income taxes                                0.3          0.0              0.4          0.1
Net loss                                                 (2.8)        -0.4             (4.3)        -0.7


         Sales. Sales per week increased $3.0 million, or 6.1%, from $49.0 million in the 12 weeks ended April 2, 1994 to $52.0 million in the 12 weeks ended April 23, 1995. The increase in sales resulted primarily from new and acquired stores opened since April 2, 1994, partially offset by a comparable store sales decline of 2.3%. However, the decline in comparable store sales has improved by 2.1%, from a decline of 4.3%, in the 12 weeks ended April 2, 1994. Management believes that the decline in comparable store sales is attributable to the weak economy in Southern California and, to a lesser extent, in the Company's other operating areas, and competitive store openings and remodels in Southern California.

         Gross Profit. Gross profit decreased as a percentage of sales from 18.5% in the 12 weeks ended April 2, 1994 to 17.2% in the 12 weeks ended April 23, 1995. The decrease in gross profit margin was primarily attributable to an increase in the number of warehouse format stores (which have lower gross margins resulting from prices that are generally 5-12% below the prices in the Company's conventional stores) from 65 at April 2, 1994 to 90 at April 23, 1995. The decrease in the gross profit margin was partially offset by improvements in product procurement.

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $90.4 million and $91.4 million for the 12 weeks ended April 2, 1994 and April 23, 1995, respectively. SG&A decreased as a percentage of sales from 15.4% to 14.7% for the same periods. The decrease in SG&A as a percentage of sales was due primarily to the increase in the number of warehouse format stores (which have lower SG&A than the Company's conventional format stores) and by the effect of the fixed cost component of SG&A as compared to a larger sales base.

         The Company experienced a reduction in workers' compensation and general liability self-insurance costs of $1.4 million in the 12 weeks ended April 23, 1995, due to continued improvement in the cost and frequency of claims.

         The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in

October 1993, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves was $24.2 million, of which the Company recognized $2.8 million in the 12 weeks ended April 2, 1994 and the remainder of the excess reserve totaling $1.5 million in the 12 weeks ended April 23, 1995.

         The decreases in SG&A were partially offset by increased rent from new stores and the additional operating leases associated with equipment in remodeled and converted stores.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $15.9 million and $16.9 million for the 12 weeks ended April 2, 1994 and April 23, 1995, respectively. The increase in interest expense was primarily due to higher interest rates on the Term Loan and Revolving Credit Facility and increased borrowings on the Company's $70 million Revolving Credit Facility in the current year, partially offset by the reduction of indebtedness under the Term Loan as a result of amortization payments.

         Unusual Earthquake Losses. On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption). The pre-tax financial impact, net of insurance recoveries, was $4.5 million. The Company reserved for this charge during the 12 weeks ended April 2, 1994.

         Net Loss. Primarily as a result of the factors discussed above, net loss decreased from $4.3 million in the 12 weeks ended April 2, 1994 to $2.8 million in the 12 weeks ended April 23, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations and amounts available under the Revolving Credit Facility and leases are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital and debt service requirements during fiscal 1995. However, there can be no assurance that the Company will continue to generate cash flow from operations at current levels or that it will be able to make future borrowings under the Revolving Credit Facility.

         The Merger, which is subject to, among other things, the completion of the financing for the transaction and the receipt of other necessary consents, will require the issuance of significant additional equity by New Holdings, the issuance of new debt securities by the Company and New Holdings, and the incurrence of additional bank financing by Ralphs. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $140 million in New Holdings stock. The issuance of new debt securities is expected to consist of $350 million principal amount Senior Notes due 2004 and $100 million principal amount of Senior Subordinated Notes due 2005 to be issued by the Company and $100 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 and $131.5 million principal amount of 13-5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 to be issued by New Holdings. The bank financing would be made pursuant to a commitment by Bankers Trust Company to provide $925 million in such financing. In connection with the receipt of new financing, the Company and Holdings will be required to complete certain exchange offers, consent solicitations, offers to repurchase and other transactions with the holders of the currently outstanding debt securities. The transaction will also require the assumption of approximately $106 million of other existing indebtedness of RGC. The proceeds of the foregoing financings will be used to acquire the outstanding stock of RSI, to repay certain existing indebtedness, and to pay fees and expenses in connection with the Merger and related transactions. The RSI purchase price is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of RSI consists of $375 million in cash, $131.5 million principal amount of 13-5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 and $18.5 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 to be issued by New Holdings. In addition, the Company will enter into an agreement with a stockholder of RSI pursuant to which such stockholder will act as a consultant to Ralphs with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee. (See "Note 3 -- Ralphs Merger")

         During the 12-week period ended April 23, 1995, the Company generated approximately $10.5 million of cash from its operating activities compared to $34.5 million generated by operating activities for the 12 weeks ended April 2, 1994. The decrease in cash from operating activities is due primarily to changes in operating assets and liabilities. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At April 23, 1995, this resulted in a working capital deficit of $80.4 million.

         Cash used for investing activities was $15.6 million for the 12 weeks ended April 23, 1995. Investing activities consisted primarily of capital expenditures of $18.2 million, partially offset by $4.1 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating activities.

         The capital expenditures discussed above were made to build 8 new stores (3 of which have been completed) and to remodel 7 stores (all of which have been completed). In May 1995, the Credit Agreement was amended in order to, among other things, accommodate the Company's new fiscal year end for financial reporting purposes and to allow for the acceleration of capital expenditures and other costs associated with the Merger. The Company currently anticipates that its aggregate capital expenditures for fiscal 1995 will be approximately $48.1 million. Consistent with its past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including business conditions, changing time constraints and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of warehouse format stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected. The capital expenditures discussed above do not include potential acquisitions, including the Merger or related store conversion costs, which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash provided by financing activities was $2.5 million for the 12 weeks ended April 23, 1995, which was primarily the $8.0 million of additional borrowings on the $70 million Revolving Credit Facility, partially offset by a $4.2 million repayment of the Term Loan. At April 23, 1995, there was $35.3 million of borrowings outstanding on the $70 million Revolving Credit Facility and $47.1 million of standby letters of credit had been issued under the $55 million Letter of Credit Facility.

         The Company is highly leveraged. At April 23, 1995, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $536.3 million and $55.0 million, respectively.


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





Dated:   June 6, 1995                  FOOD 4 LESS SUPERMARKETS, INC.



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