Form 10-Q
period 1995-07-16
RALPHS GROCERY CO /DE/
filed 1995-09-01
CIK 835676

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


              For Quarter Ended                       Commission File Number
                July 16, 1995                                33-31152


                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  95-4356030
       (State or other jurisdiction of                    (I.R.S Employer
       incorporation or organization)                  Identification Number)



         1100 West Artesia Boulevard
             Compton, California                              90220
  (Address of principal executive offices)                  (Zip code)



                                 (310) 884-9000
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____.
                                                ---

     At August 31, 1995, there were 1,513,938 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by Food 4 Less Holdings, Inc., and there was no public market for the Common Stock.

================================================================================

                             RALPHS GROCERY COMPANY

                                     INDEX


                                                                                                                       Page
                                                                                                                       ----
PART I.          FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated balance sheets as of
                    July 16, 1995 and January 29, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .               2

                 Consolidated statements of operations for the 12 weeks ended
                   July 16, 1995 and June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated statements of operations for the 24 weeks ended
                   July 16, 1995 and June 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5

                 Consolidated statements of cash flows for the 24 weeks ended
                    July 16, 1995 and June 25, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6

                 Consolidated statements of stockholder's equity as of
                    July 16, 1995 and January 29, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .              8

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . .              9

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15


PART II.         OTHER INFORMATION

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             22

                 Index to Exhibits

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                             July 16,                January 29,
                         ASSETS                                                                1995                     1995
                                                                                            ----------               ----------
                                                                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                               $   51,379               $   19,560
    Trade receivables, net                                                                      59,273                   23,377
    Notes and other receivables                                                                  5,778                    3,985
    Inventories                                                                                477,209                  224,686
    Patronage receivables from suppliers                                                         2,405                    5,173
    Prepaid expenses and other                                                                  29,254                   13,051
                                                                                            ----------               ----------
        Total current assets                                                                   625,298                  289,832

INVESTMENTS IN AND NOTES RECEIVABLE FROM
SUPPLIER COOPERATIVES:
    A. W. G.                                                                                     7,288                    6,718
    Certified and Others                                                                         5,651                    5,686

PROPERTY AND EQUIPMENT:
    Land                                                                                       185,872                   23,488
    Buildings                                                                                  215,217                   24,172
    Leasehold improvements                                                                     221,534                  110,020
    Fixtures and Equipment                                                                     409,033                  190,016
    Construction in progress                                                                    22,834                    8,042
    Leased property under capital leases                                                       167,764                   82,526
    Leasehold interests                                                                        118,948                   96,556
                                                                                            ----------               ----------
                                                                                             1,341,202                  534,820
    Less:  Accumulated depreciation and amortization                                           175,625                  154,382
                                                                                            ----------               ----------

        Net property and equipment                                                           1,165,577                  380,438

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $2,010 and $20,496 at July 16, 1995 and
        January 29, 1995, respectively                                                          86,263                   25,469
    Goodwill, less accumulated amortization of $45,072
        and $38,560 at July 16, 1995 and
        January 29, 1995, respectively                                                       1,114,463                  263,112
    Other, net                                                                                  37,074                   29,440
                                                                                            ----------               ----------

                                                                                            $3,041,614               $1,000,695
                                                                                            ==========               ==========





             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                             July 16,               January 29,
                         LIABILITIES AND STOCKHOLDER'S EQUITY                                  1995                     1995
                                                                                            ----------              ----------
                                                                                           (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                        $  311,226              $  190,455
    Accrued payroll and related liabilities                                                     92,880                  42,007
    Accrued interest                                                                            17,644                  10,730
    Other accrued liabilities                                                                  149,010                  65,279
    Income taxes payable                                                                         1,491                     293
    Current portion of self-insurance liabilities                                               57,169                  28,616
    Current portion of long-term debt                                                           13,438                  22,263
    Current portion of obligations under capital leases                                         18,499                   4,965
                                                                                            ----------              ----------
        Total current liabilities                                                              661,357                 364,608

LONG-TERM SENIOR DEBT                                                                        1,160,580                 320,901

OBLIGATIONS UNDER CAPITAL LEASES                                                               122,613                  40,675

SENIOR SUBORDINATED DEBT                                                                       672,318                 145,000

DEFERRED INCOME TAXES                                                                           19,567                  17,534

SELF-INSURANCE LIABILITIES                                                                      89,881                  41,872

LEASE VALUATION RESERVE                                                                         25,493                     --

OTHER NON CURRENT LIABILITIES                                                                   75,285                  12,302

COMMITMENTS AND CONTINGENCIES                                                                      --                      --

STOCKHOLDER'S EQUITY:
    Cumulative convertible preferred stock, $.01 par value,
        200,000 shares authorized: 50,000 shares outstanding at
        January 29, 1995 (aggregate liquidation value of
        $67.9 million) and no shares at July 16, 1995                                              --                   65,136
    Common stock, $.01 par value, 5,000,000 shares
        authorized; 1,513,938 shares and 1,519,632 shares outstanding
        at July 16, 1995 and January 29, 1995, respectively                                         15                      15
    Additional paid-in capital                                                                 466,783                 107,650
    Notes receivable from stockholders of parent                                                  (675)                   (702)
    Retained deficit                                                                          (251,603)               (112,225)
                                                                                            ----------              ----------
                                                                                               214,520                  59,874
    Treasury stock: 12,345 shares of common stock at
        January 29, 1995                                                                           --                   (2,071)
                                                                                            ----------              ----------
    Total stockholder's equity                                                                 214,520                  57,803
                                                                                            ----------              ----------

                                                                                            $3,041,614              $1,000,695
                                                                                            ==========              ==========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                             12 Weeks                12 Weeks
                                                                                              Ended                   Ended
                                                                                             July 16,                June 25,
                                                                                               1995                    1994
                                                                                            ----------              ----------
SALES                                                                                       $  857,344              $  581,076
                                                                                            ----------              ----------
COST OF SALES (including purchases from related parties for
12 weeks ended July 16, 1995 and June 25, 1994 of $37,664
and $29,646, respectively)                                                                     695,727                 482,671
                                                                                            ----------              ----------

GROSS PROFIT                                                                                   161,617                  98,405

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                                163,654                  76,778

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                                            4,683                   1,787

RESTRUCTURING CHARGE                                                                            63,587                     --
                                                                                            ----------              ----------

OPERATING INCOME (LOSS)                                                                        (70,307)                 19,840

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                              30,446                  14,212
    Amortization of deferred financing costs                                                     1,600                   1,262
                                                                                            ----------              ----------
                                                                                                32,046                  15,474

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                                  (19)                    118
                                                                                            ----------              ----------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE
    AND PROVISION FOR INCOME TAXES                                                            (102,334)                  4,248

PROVISION FOR INCOME TAXES                                                                         200                   1,600
                                                                                            ----------              ----------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                                                     (102,534)                  2,648

EXTRAORDINARY CHARGE                                                                            23,128                     --
                                                                                            ----------              ----------

NET INCOME (LOSS)                                                                           $ (125,662)             $    2,648
                                                                                            ==========              ==========

PREFERRED STOCK ACCRETION                                                                        1,584                   2,023

INCOME (LOSS) APPLICABLE TO COMMON SHARES                                                   $ (127,246)             $      625
EARNINGS PER COMMON SHARE:                                                                  ==========              ==========
    Earnings (Loss) before extraordinary charges                                            $   (68.96)             $     0.42
    Extraordinary charges                                                                       (15.32)                    --
                                                                                            ----------              ----------
    Net Earnings (Loss)                                                                     $   (84.28)             $     0.42
                                                                                            ==========              ==========
    Average Number of Common Shares Outstanding                                              1,509,821               1,503,042
                                                                                            ==========              ==========

 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                             24 Weeks                 24 Weeks
                                                                                              Ended                    Ended
                                                                                             July 16,                 June 25,
                                                                                               1995                     1994
                                                                                            ----------                --------
SALES                                                                                       $1,480,942              $1,168,947
COST OF SALES (including purchases from related parties for the
24 weeks ended July 16, 1995 and June 25, 1994 of $79,434
and $69,869, respectively)                                                                   1,212,157                 961,853
                                                                                            ----------              ----------
GROSS PROFIT                                                                                   268,785                 207,094

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                                255,006                 167,226

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                                            6,512                   3,559

RESTRUCTURING CHARGE                                                                            63,587                     --
                                                                                            ----------              ----------

OPERATING INCOME (LOSS)                                                                        (56,320)                 36,309

INTEREST EXPENSE:
    Interest expense, excluding amortization
       of deferred financing costs                                                              45,968                  28,864
    Amortization of deferred financing costs                                                     2,994                   2,524
                                                                                            ----------              ----------
                                                                                                48,962                  31,388

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                                 (436)                     96

PROVISION FOR EARTHQUAKE LOSSES                                                                     --                   4,504
                                                                                            ----------              ----------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE AND
    PROVISION FOR INCOME TAXES                                                                (104,846)                    321

PROVISION FOR INCOME TAXES                                                                         500                   2,000
                                                                                            ----------              ----------

LOSS BEFORE EXTRAORDINARY CHARGE                                                              (105,346)                 (1,679)

EXTRAORDINARY CHARGE                                                                            23,128                      --
                                                                                            ----------              ----------

NET LOSS                                                                                    $ (128,474)             $   (1,679)
                                                                                            ==========              ==========

PREFERRED STOCK ACCRETION                                                                        3,960                   4,046

LOSS APPLICABLE TO COMMON SHARES                                                            $ (132,434)             $   (5,725)
                                                                                            ==========              ==========
LOSS PER COMMON SHARE:
    Loss before extraordinary charges                                                       $   (72.46)             $    (3.81)
    Extraordinary charges                                                                       (15.33)                     --
                                                                                            ----------              ----------
    Net Loss                                                                                $   (87.79)             $    (3.81)
                                                                                            ==========              ==========

    Average Number of Common Shares Outstanding                                              1,508,554               1,503,342
                                                                                            ==========              ==========

 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             24 Weeks                 24 Weeks
                                                                                              Ended                    Ended
                                                                                             July 16,                 June 25,
                                                                                               1995                     1994
                                                                                             --------                 --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Cash received from customers                                                           $ 1,480,754             $ 1,168,947
    Cash paid to suppliers and employees                                                    (1,459,333)             (1,083,621)
    Interest paid                                                                              (39,054)                (27,584)
    Income taxes received (paid)                                                                   100                  (1,899)
    Interest received                                                                              228                     417
    Other, net                                                                                     (46)                 (2,753)
                                                                                           -----------             -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                               (17,351)                 53,507

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                                 5,471                      92
    Payment for purchase of property and equipment                                             (30,427)                (33,656)
    Payment of acquisition costs, net of cash acquired                                        (340,620)                (11,050)
    Other, net                                                                                    (639)                    752
                                                                                           -----------             -----------

NET CASH USED BY INVESTING ACTIVITIES                                                         (366,215)                (43,862)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                               963,084                      --
    Payments of long-term debt                                                                (552,296)                 (3,829)
    Payments of capital lease obligation                                                        (3,294)                 (2,128)
    Net change in Revolving Loan                                                                 2,700                      --
    Capital contribution from parent                                                            12,108                      --
    Dividends                                                                                   (6,944)                     --
    Purchase of treasury stock, net                                                                 --                    (466)
    Other, net                                                                                      27                     (18)
                                                                                           -----------             -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                               415,385                  (6,441)
                                                                                           -----------             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       31,819                   3,204

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                19,560                  29,792
                                                                                           -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    51,379             $    32,996
                                                                                           ===========             ===========





 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                            24 Weeks                  24 Weeks
                                                                                              Ended                     Ended
                                                                                            July 16,                  June 25,
                                                                                              1995                      1994
                                                                                            --------                  --------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net loss                                                                                $ (128,474)            $    (1,679)
    Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
      Restructuring Charge                                                                      63,587                      --
      Extraordinary charge                                                                      23,128                      --
      Depreciation and amortization                                                             42,233                  29,234
      Gain on sale of assets                                                                      (436)                    (22)
      Change in assets and liabilities:
         Accounts and notes receivable                                                           4,765                   2,491
         Inventories                                                                            23,590                  (1,019)
         Prepaid expenses and other                                                              5,520                     (58)
         Accounts payable and accrued liabilities                                              (51,036)                 31,550
         Self-insurance liabilities                                                               (828)                 (7,091)
         Income taxes payable                                                                      600                     101
                                                                                           -----------             -----------
         Total adjustments                                                                     111,123                  55,186
                                                                                           -----------             -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           $   (17,351)             $   53,507
                                                                                           ============             ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Acquisition of stores:
     Fair value of assets acquired, less cash acquired
         of $34,380 in 1995                                                                 $2,053,528              $   11,187
     Net cash paid in acquisition                                                             (340,620)                 (6,570)
     Capital contribution from parent                                                         (280,000)                     --
                                                                                            ----------              ----------
     Liabilities assumed                                                                    $1,432,908              $    4,617
                                                                                            ==========              ==========

  Accretion of preferred stock                                                              $    3,960              $    4,046
                                                                                            ==========              ==========



 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           Preferred Stock           Common Stock         Treasury Stock
                                                         --------------------    -------------------   --------------------
                                                          Number                   Number               Number
                                                            of                       of                   of
                                                          Shares      Amount       Shares     Amount    Shares      Amount
                                                         -------     --------    ---------    ------    ------      ------
BALANCES AT JANUARY 29, 1995                              50,000     $ 65,136    1,519,632     $15     (12,345)    $(2,071)

Cancellation of Food 4 Less Supermarkets, Inc.'s
  Common Stock held as Treasury Stock (unaudited)             --           --       (5,694)     --       5,694         955

Cancellation of Food 4 Less Holdings, Inc.'s
  Common Stock held as Treasury Stock (unaudited)             --           --           --      --       6,651       1,116

Preferred Stock Accretion (unaudited)                         --        3,960           --      --          --          --

Cancellation of Preferred Stock (unaudited)              (50,000)     (69,096)          --      --          --          --

Dividend paid to Food 4 Less Holdings, Inc.
  (unaudited)                                                 --           --           --      --          --          --

Payment on Stockholder Notes (unaudited)                      --           --           --      --          --          --

Capital Contribution by Food 4 Less Holdings, Inc.
  (unaudited)                                                 --           --           --      --          --          --

Issuance of Stock Options (unaudited)                         --           --           --      --          --          --

   Net loss (unaudited)                                       --           --           --      --          --          --
                                                         -------     --------    ---------     ---     -------     -------
BALANCES AT JULY 16, 1995 (unaudited)                         --     $     --    1,513,938     $15          --     $    --
                                                         =======     ========    =========     ===     =======     =======

                                                          Stock-       Add'l                      Total
                                                         holders'     Paid-In     Retained     Stockholder's
                                                          Notes       Capital      Deficit        Equity
                                                         --------     -------    ----------    ------------
BALANCES AT JANUARY 29, 1995                              $(702)     $107,650    $(112,225)      $  57,803

Cancellation of Food 4 Less Supermarkets, Inc.'s
  Common Stock held as Treasury Stock (unaudited)            --          (955)          --              --

Cancellation of Food 4 Less Holdings, Inc.'s
  Common Stock held as Treasury Stock (unaudited)            --        (1,116)          --              --

Preferred Stock Accretion (unaudited)                        --            --       (3,960)             --

Cancellation of Preferred Stock (unaudited)                  --        69,096           --              --

Dividend paid to Food 4 Less Holdings, Inc.
  (unaudited)                                                --            --       (6,944)         (6,944)

Payment on Stockholder Notes (unaudited)                     27            --           --              27

Capital Contribution by Food 4 Less Holdings, Inc.
  (unaudited)                                                --       282,108           --         282,108

Issuance of Stock Options (unaudited)                        --        10,000           --          10,000

   Net loss (unaudited)                                      --            --     (128,474)       (128,474)
                                                          -----      --------    ---------       ---------

BALANCES AT JULY 16, 1995 (unaudited)                     $(675)     $466,783    $(251,603)      $ 214,520
                                                          =====      ========    =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

                 The consolidated balance sheet and statement of stockholder's equity of Ralphs Grocery Company (the "Company"), formerly known as Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") as of July 16, 1995 and the consolidated statements of operations and cash flows for the interim periods ended July 16, 1995 and June 25, 1994 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed under the name of Food 4 Less Supermarkets, Inc. on Form 10-K for the fiscal year ended January 29, 1995. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

2.       ORGANIZATION AND ACQUISITION

                 The Company, a wholly owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a retail supermarket company with 441 stores located in Southern California, Northern California and certain areas of the Midwest. The Company's Southern California division includes manufacturing facilities, with bakery and creamery operations, and full-line warehouse and distribution facilities.

         ACQUISITION

                 On June 14, 1995, F4L Supermarkets acquired all of the common stock of Ralphs Supermarkets, Inc. ("RSI") in a transaction accounted for as a purchase by F4L Supermarkets. The consideration for the acquisition consisted of $375 million in cash, $131.5 million principal amount of 13.625% Senior Subordinated Pay-In-Kind Debentures due 2007 of Holdings (the "Seller Debentures") and $18.5 million initial accreted value of 13.625% Senior Discount Debentures due 2005 of Holdings (the "New Discount Debentures"). F4L Supermarkets, RSI and RSI's wholly owned subsidiary Ralphs Grocery Company ("RGC") combined through mergers (the "Merger") in which RSI remained as the surviving entity and changed its name to Ralphs Grocery Company. The financial statements reflect the preliminary allocation of the purchase price as certain appraisals and other information needed to
         complete the purchase price allocation have not been completed.   The
         allocation of the purchase price will be finalized in fiscal 1996.

                 The following unaudited pro forma information presents the results of the Company's operations, adjusted to reflect interest expense and depreciation and amortization, as though the Merger had been consummated at the beginning of each period.


                                                                   24 Weeks              24 Weeks
                                                                     Ended                 Ended
                                                                 July 16, 1995         June 25, 1994
                                                                 -------------         -------------
                                                              (dollars in thousands, except share amounts)
         Sales                                                    $2,506,633             $2,409,892
         Loss before extraordinary charge                           (107,088)               (95,639)
         Net loss                                                   (132,016)              (126,182)
         Loss per share:
           Loss before extraordinary charge                       $   (71.05)            $   (63.60)
           Net loss                                               $   (87.58)            $   (83.92)

                 The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of each period, or of the results which may occur in the future.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $18,525,000 and $16,531,000 at July 16, 1995 and January 29, 1995, respectively, and gross profit and operating income would have been greater by $959,000 and $1,994,000 for the 12 and 24 weeks ended July 16, 1995, respectively, and less by $2,256,000 and $1,521,000 for the 12 and 24 weeks ended June 25, 1994, respectively.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the July 16, 1995 presentation.

4.       RESTRUCTURING CHARGE

                  The Company has recorded a $63.6 million one-time charge associated with the closing of 39 stores and one warehouse facility. Pursuant to the settlement agreement with the State of California, 24 Food 4 Less stores (as well as 3 Ralphs stores) must be divested by December 31, 1995.
         Although not required by such settlement agreement, an additional 15 under-performing stores are scheduled to be closed by June 30, 1996. The restructuring charge consists of write-downs of property, plant and equipment ($40.6 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0 million); and miscellaneous expenses ($2.6 million). The expected cash payments to be made in connection with the restructuring charge total $7.2 million. It is expected that cash payments will be made by June 30, 1996. The increase in the restructuring charge over previous estimates is due primarily to the addition of the $16.1 million reserve for the closure of the warehouse and stores. The remaining increase results from the identification of additional assets to be written-off. During the 12 weeks ended July 16, 1995, the Company utilized $44.7 million of the reserve for restructuring costs. The charges consisted of write-downs of property, plant and equipment ($31.3 million); write- off of the Alpha Beta trademark ($8.3 million); and write-off of other assets ($5.1 million). No additional expenses are expected to be incurred in future periods in connection with these closings. The Company has determined that there is no impairment of existing goodwill related to the store closures based on its projections of future undiscounted cash flows.

5.       EXTRAORDINARY CHARGE

                  The extraordinary charge of $23.1 million relates to the refinancing of F4L Supermarkets' old credit facility, 10.45% Senior Notes due 2000 (the "Old F4L Senior Notes"), the 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes") and Holdings' 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of their related debt issuance costs.

6.       LONG-TERM SENIOR DEBT AND SENIOR SUBORDINATED DEBT

                The Company's long-term senior debt is summarized as follows:


                                                                         July 16,                 January 29,
                                                                           1995                       1995
                                                                      --------------             -------------
         New Term Loans, principal due quarterly through
         2003, with interest payable quarterly in arrears             $  600,000,000             $          --

         Old Bank Term Loan, principal due quarterly through
         January 1999, with interest payable monthly in                           --               125,732,000
         arrears

         10.45 percent Senior Notes principal due 2004 with
         interest payable semi-annually in arrears                       520,326,000                        --

         10.45 percent Senior Notes principal due 2000 with
         interest payable semi-annually in arrears                         4,674,000               175,000,000

         Revolving Loan                                                   30,000,000                27,300,000

         Notes payable in varying monthly installments
         including interest ranging from 11.5 percent to
         18.96 percent.  Final payments due through November
         1996. Secured by equipment with a net book value of
         $25.6 million                                                     4,676,000                        --

         10.0 percent secured promissory note, collateralized
         by the stock of Bell, due June 1996, interest
         payable quarterly through June 1996                              8,000,000                 8,000,000

         10.625 percent first real estate mortgage due 1998,
         $12,000 of principal plus interest payable monthly
         secured by land and building with a net book value
         of $2.1 million                                                   1,477,000                 1,498,000

         10.8 percent notes payable, collateralized
         equipment, due September 1995, $72,000 of principal
         plus interest payable monthly, plus balloon payment
         of $1,004,000                                                     1,057,000                 1,420,000

         Other long-term debt                                              3,808,000                 4,214,000
                                                                      --------------             -------------
                                                                       1,174,018,000               343,164,000
         Less--current portion                                            13,438,000                22,263,000
                                                                      --------------             -------------
                                                                      $1,160,580,000             $ 320,901,000
                                                                      ==============             =============


         Long Term Senior Debt

                As part of the Merger financing, the Company entered into a new credit agreement (the "New Credit Facility") with certain banks, comprised of a $600 million term loan facility (the "New Term Loans") and a revolving credit facility of $325 million (the "Revolving Credit Facility") less amounts outstanding under a $150 million standby letter of credit facility (the "Letter of Credit Facility").

                At July 16, 1995, $600 million was outstanding under the New Term Loans, $30 million was outstanding under the Revolving Credit Facility, and $93.6 million of standby letters of credit had been issued on behalf of the Company. A commitment fee of 1/2 of 1 percent is charged on the average daily unused portion of the Revolving Credit Facility; such commitment fees are due quarterly in arrears. Interest on borrowings under the New Term Loans is at the bank's Base Rate (as defined) plus a margin ranging from 1.50 percent to 2.75 percent or the adjusted Eurodollar Rate (as defined) plus a margin ranging from 2.75 percent to 4.00 percent. At July 16, 1995, the weighted average interest rate on the New Term Loans was 9.12 percent. Interest on borrowings under the Revolving Credit Facility is at the bank's Base Rate (as defined) plus a margin of 1.50 percent or the Adjusted Eurodollar Rate (as defined) plus a margin of 2.75 percent. At July 16, 1995, the interest rate on the Revolving Credit Facility was 10.25 percent.

                Quarterly principal installments on the New Term Loans continue to December 2003, with amounts payable in each year as follows: $1.6 million in fiscal 1995, $19.7 million in fiscal 1996, $47.2 million in fiscal 1997, $60.1 million in fiscal 1998, $63.7 million in fiscal 1999, $67.4 in fiscal 2000, $86.6 in fiscal 2001, $102.9 in fiscal
         2002 and $150.6 in fiscal 2003. The principal installments can be accelerated from time to time by certain mandatory prepayments which are required under the New Credit Facility. To the extent that borrowings under the Revolving Credit Facility are not paid earlier, they are due in December 2003. The common stock of the Company and certain of its direct and indirect subsidiaries has been pledged as security under the New Credit Facility.

                The Company issued $350,000,000 of new 10.45% Senior Notes due 2004 (the "New F4L Senior Notes") and exchanged $170,326,000 principal amount of the Old F4L Senior Notes (together with the New F4L Senior Notes, the "Senior Notes"), for an equal amount of the New F4L Senior Notes, leaving an outstanding balance of $4,674,000 on the Old F4L Senior Notes. The New Senior Notes are due on June 15, 2004 and the Old F4L Senior Notes are due in two equal sinking fund payments on April 15, 1999 and 2000. The Senior Notes are senior unsecured obligations of the Company and rank "pari passu" in right of payment with other senior unsecured indebtedness of the Company. However, the Senior Notes are effectively subordinated to all secured indebtedness of the Company and its subsidiaries, including indebtedness under the New Credit Facility. Interest on the New F4L Senior Notes is payable semiannually in arrears on each June 15 and December 15, commencing on December 15, 1995. Interest on the Old F4L Senior Notes is payable semiannually in arrears on each April 15 and October 15.

                The New F4L Senior Notes may be redeemed, at the option of the Company, in whole at any time or in part from time to time, beginning in fiscal 2000, at a redemption price of 105.225 percent. The redemption price declines ratably to 100 percent in fiscal 2003. In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the New F4L Senior Notes originally issued, at a redemption price equal to 110.450 percent, 108.957 percent, and 107.464 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date. The Old F4L Senior Notes may be redeemed beginning in fiscal year 1996 at 104.48 percent, declining ratably to 100 percent in fiscal 1999.

                Scheduled maturities of principal of long-term senior debt at July 16, 1995 are as follows:

                Fiscal Year
                -----------
                1995                                   $    3,269,000
                1996                                       29,690,000
                1997                                       47,448,000
                1998                                       60,322,000
                1999                                       65,225,000
                Later years                               968,064,000
                                                       --------------
                                                       $1,174,018,000
                                                       ==============

         Senior Subordinated Debt

                The Company issued $100,000,000 of new 11% Senior Subordinated Notes due 2005 (the "New RGC Notes") and exchanged (i) $149,722,000 principal amount of the RGC 9% Senior Subordinated Notes due 2003 (the "Old RGC 9% Notes") and (ii) $296,964,000 principal amount of the RGC 10.25% Senior Subordinated Notes due 2002 (the "Old RGC 10.25% Notes," and together with the Old RGC 9% Notes, the "Old RGC Notes") for an equal amount of New RGC Notes, leaving an outstanding balance of $278,000 on the Old RGC 9% Notes and an outstanding balance of $3,036,000 on the Old RGC 10.25% Notes. These outstanding balances are subject to a change of control provision in which each holder of the Old RGC Notes has the right to require the Company to repurchase such holder's Old RGC Notes at 101 percent of the principal amount thereof, together with accrued and unpaid interest to the date of redemption. Each holder of the Old RGC Notes is required to elect whether or not the Company shall repurchase the Old RGC Notes on August 31, 1995.
         The New RGC Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness including the Company's obligations under the New Credit Facility and the Senior Notes. Interest on the New RGC Notes is payable semiannually in arrears on each June 15 and December 15, commencing on December 15, 1995.

                The New RGC Notes may be redeemed at the option of the Company, in whole at any time or in part from time to time, beginning in fiscal year 2000, at an initial redemption price of 105.5 percent. The redemption price declines ratably to 100 percent in fiscal 2003. In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the New RGC Notes originally issued, at a redemption price equal to 111 percent, 109.429 percent, and 107.857 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date.

                The Company exchanged $140,184,000 Old F4L Senior Subordinated Notes for an equal amount of new 13.75% Senior Subordinated Notes due 2005 (the "New F4L Senior Subordinated Notes," and together with the Old F4L Senior Subordinated Notes, the "13.75% Senior Subordinated Notes") of the Company, leaving an outstanding balance of $4,816,000 on the Old F4L Senior Subordinated Notes. The 13.75% Senior Subordinated Notes are senior unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness including the Company's obligations under the New Credit Facility and the Senior Notes. Interest on the 13.75% Senior Subordinated Notes is payable semiannually in arrears on each June 15 and December 15 commencing on December 15, 1995. The 13.75% Senior Subordinated Notes may be redeemed beginning in fiscal year 1996 at a redemption price of
         106.111 percent. The redemption price declines ratably to 100 percent in fiscal 2000.

                The New Credit Facility, among other things, requires the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings, to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to fixed charges and indebtedness. In addition, the New Credit Facility and the indentures governing the New F4L Notes, the New RGC Notes and the New F4L Senior Subordinated Notes limit, among other things, additional borrowings, dividends on, and redemption of, capital stock and the acquisition and the disposition of assets. At July 16, 1995, the Company was in compliance with the financial covenants of its debt agreements. At July 16, 1995, dividends and certain other payments are restricted based on terms in the debt agreements.

                The proceeds of the New Credit Facility and the new debt issuances (as described above) were used as sources of financing for the Merger (see footnote 2 - "Organization and Acquisition").

7.       CAPITAL CONTRIBUTIONS

                Holdings made capital contributions to the Company of $282.1 million in the form of (i) RSI stock acquired through the issuance of $131.5 million aggregate principal amount of the Seller Debentures and $18.5 million initial accreted value of the New Discount Debentures,
         (ii) RSI stock acquired with $100 million of cash proceeds from the $140 million new equity financing at Holdings (the "New Equity Investment") and (iii) $12.1 million in cash proceeds from the New Equity Investment and the satisfaction by Holdings, through the issuance of the New Discount Debentures, of $20 million in fees otherwise payable by the Company in connection with the Merger and the Financing.

8.       DIVIDENDS

                In connection with the Merger, the Company paid dividends to Holdings of $6.9 million. The Company paid dividends to Holdings of $3.4 million for the purchase, by Holdings, of shares of Holdings common stock from stockholders who exercised statutory dissenters' rights in connection with the merger of Holdings and its majority stockholder Food 4 Less, Inc. There are no other shares subject to statutory dissenters' rights. Up to $10 million of the Seller Debentures were subject to an agreement (the "Put Agreement") between The Yucaipa Companies ("Yucaipa") and the selling stockholder of RSI common stock (the "Selling Stockholder") in which Yucaipa was required to purchase up to $10 million of the Seller Debentures back from the Selling Stockholder upon a put by the Selling Stockholder. On June 14, 1995, the Selling Stockholder put $10 million of the Seller Debentures ("Put Debentures") to Yucaipa. Yucaipa then sold the Put Debentures to Bankers Trust Company at a price of $6.5 million. As part of the Put Agreement, Holdings was obligated to reimburse
         Yucaipa for any losses or expenses incurred in connection with a put by the Selling Stockholder. As such, the Company paid dividends to Holdings of $3.5 million for the loss which Yucaipa incurred as a result of the put by the Selling Stockholder. Holdings subsequently recorded a $3.5 million discount to the Seller Debentures.

9.              STOCK OPTIONS

                The Company's parent, Holdings, established the Food 4 Less Holdings, Inc. 1995 Stock Option Plan (the "Plan") to grant officers and other key employees of the Company the opportunity to acquire Holdings common stock and to create an incentive for such persons to remain in the employ of the Company. The Plan is administered by a committee (the "Committee") which consists of selected members of the Holdings' Board of Directors. The Committee may grant both incentive and non-qualified stock options and each such option shall be evidenced by a written Stock Option Agreement between the option holder and Holdings. Each individual Stock Option Agreement may differ from person to person, but must comply with the terms and conditions of the Plan.

                The cumulative aggregate number of shares of common stock to be issued under the Plan may not exceed 3,000,000 plus any shares acquired by Holdings by repurchase of shares of common stock previously issued to certain officers and other key employees under a prior stock incentive program of Holdings.

                The exercise price of each incentive stock option shall be determined by the Committee, but, in the case of each incentive stock option, shall not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of each non-qualified stock option is determined by the Committee in its discretion.

                The Committee determines the date that a particular option shall become exercisable provided, however, that each option shall become exercisable in full no later than five years after such option is granted, and each option shall become exercisable as to at least 20% of the shares of common stock covered thereby on each anniversary of the date such option is granted. The options are exercisable in whole or in part and the expiration date which is determined on an option-by-option basis by the Committee cannot exceed 10 years from the date of issuance of such option.

                Prior to the Merger, RSI had 1,500,000 Equity Appreciation Rights ("EARs") outstanding that were granted under the 1988 Equity Appreciation Rights Plan, as amended, to certain officers and key employees of RGC. In connection with the Merger, a portion of the EAR payment in the amount of $10 million was canceled in exchange for the issuance of certain non-qualified stock options (collectively, the "Reinvestment Options"). In addition to the Reinvestment Options, Holdings granted stock options to certain management employees of the Company and to one senior executive officer of Holdings. Compensation expense was not recorded as the cancellation of the EAR liabilities in consideration of the Reinvestment Options was deemed by management to reflect fair and equal value. Each of the options granted in connection with the Merger will expire on June 14, 2005. All of the Reinvestment Options were fully exercisable upon the date of issuance.

                At July 16, 1995, stock options covering 2,415,000 shares of Holdings common stock, all of which were granted in connection with the Merger, were the only options issued under the Plan and none of these options had been exercised or canceled. Each of such stock options has an exercise price of $10, which has been adjusted with respect to each option holder to reflect the cancellation of the EAR payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        On June 14, 1995, Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") completed its acquisition of Ralphs Supermarkets, Inc. ("RSI") and its wholly owned subsidiary, Ralphs Grocery Company ("RGC"). The acquisition was effected through the merger of F4L Supermarkets with and into RSI (the "RSI Merger"), followed by the merger of RGC with and into RSI (the "RGC Merger" and, together with the RSI Merger, the "Merger"). The surviving corporation in the Merger was renamed Ralphs Grocery Company (the "Company"). Concurrently with the consummation of the Merger, the Company received a significant equity investment from its parent, Food 4 Less Holdings, Inc. ("Holdings") and refinanced a substantial portion of the existing indebtedness of F4L Supermarkets and RGC. See "Liquidity and Capital Resources."

        The Company's results of operations for 12 weeks ended July 16, 1995 include seven weeks of the operations of F4L Supermarkets prior to the Merger and five weeks of operations of the combined Company. Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability is attributable to several factors, including the size of the combined Company (since the Merger is expected to approximately double F4L Supermarkets' annual sales volume), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

        The Merger will be accounted for as a purchase of RGC by the Company. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Merger was consummated, will reflect RGC's assets and liabilities at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of the Company's assets will be recorded as goodwill and amortized over a 40-year period. The purchase price allocation reflected in the Company's unaudited balance sheet at July 16, 1995 is based on management's preliminary estimates. The actual purchase accounting adjustments, including adjustments to loss contingency accruals, will be determined within one year following the Merger and may vary from the preliminary estimates at July 16, 1995.

        At July 16, 1995, the Company operated 326 conventional supermarkets and 53 Food 4 Less warehouse stores in Southern California. It also operated 62 additional stores in Northern California and certain areas of the Midwest. Following the Merger, the Company commenced the process of converting the Company's Alpha Beta, Boys and Viva stores to the Ralphs format and also began converting selected Ralphs stores to the Food 4 Less warehouse format. As of August 27, 1995, 81 of 154 former Alpha Beta, Boys or Viva stores had been converted to the Ralphs format.

        At July 16, 1995, the Company's bakery, creamery and deli manufacturing operations and the management of major corporate departments had been consolidated. The full integration of the Company's administrative departments is expected to be completed by the end of fiscal 1995. The consolidation of the Company's warehousing and distribution facilities into three primary facilities located in Compton, the Atwater District of Los Angeles, and La Habra, California is proceeding on schedule and all distribution functions are expected to be managed centrally from the Company facility in the third quarter of 1995.

RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth the selected unaudited operating results of the Company for the 12 and 24 weeks ended July 16, 1995 and June 25, 1994:


                                                          12 WEEKS ENDED                            24 WEEKS ENDED
                                                          --------------                            --------------
                                               JULY 16, 1995        JUNE 25, 1994         JULY 16, 1995           JUNE 25, 1994
                                            -------------------   -----------------     -----------------       -----------------
                                                                             (DOLLARS IN MILLIONS)
                                                                                  (UNAUDITED)
Sales                                       $ 857.3   100.0%        $581.1   100.0%     $1,480.9   100.0%       $1,168.9   100.0%
Gross profit                                  161.6    18.8           98.4    16.9         268.8    18.2           207.1    17.7
Selling, general, administrative
   and other, net                             163.7    19.1           76.8    13.2         255.0    17.2           167.2    14.3
Amortization of excess costs over
   net assets acquired                          4.7     0.5            1.8     0.3           6.5     0.4             3.6     0.3
Restructuring charge                           63.6     7.4             --      --          63.6     4.3              --      --
Operating income (loss)                       (70.3)   -8.2           19.8     3.4         (56.3)   -3.8            36.3     3.1
Interest expense                               32.0     3.7           15.5     2.7          49.0     3.3            31.4     2.7
Loss (gain) on disposal of assets                --      --            0.1      --          (0.4)     --             0.1      --
Provision for earthquake losses                  --      --             --      --            --      --             4.5     0.4
Provision for income taxes                      0.2      --            1.6     0.3           0.5      --             2.0     0.2
Income (loss) before extraordinary charge    (102.5)  -12.0            2.6     0.4        (105.3)   -7.1            (1.7)   -0.1
Extraordinary charge                           23.1     2.7             --      --          23.1     1.6              --      --
Net income (loss)                           $(125.7)  -14.7         $  2.6     0.4      $ (128.5)   -8.7        $   (1.7)   -0.1

         Sales. Sales per week increased $23.0 million, or 47.5%, from $48.4 million in the 12 weeks ended June 25, 1994 to $71.4 million in the 12 weeks ended July 16, 1995 and increased $13.0 million, or 26.7%, from $48.7 million in the 24 weeks ended June 25, 1994 to $61.7 million in the 24 weeks ended July 16, 1995. The increase in sales for the 12 and 24 weeks ended July 16, 1995, was primarily attributable to the addition of 174 conventional supermarkets acquired through the Merger. The sales increase was partially offset by a comparable store sales decline of 3.6% and 2.5% for the 12 and 24 weeks ended July 16, 1995, respectively. Management believes that the decline in comparable store sales is primarily attributable to the continuing weak economy and additional competitive store openings and remodels in Southern California. Notwithstanding these factors, comparable store sales in fiscal 1995 are improving relative to recent years.

         Gross Profit. Gross profit increased as a percentage of sales from 16.9% in the 12 weeks ended June 25, 1994 to 18.8% in the 12 weeks ended July 16, 1995 and increased from 17.7% in the 24 weeks ended June 25, 1994 to 18.2% in the 24 weeks ended July 16, 1995. The increase in gross profit margin was primarily attributable to the addition of 174 conventional supermarkets which diluted the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. Gross profit during the 12 and 24 weeks ended July 16, 1995 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $76.8 million and $163.7 million for the 12 weeks and $167.2 million and $255.0 million for the 24 weeks ended June 25, 1994 and July 16, 1995, respectively. SG&A increased as a percentage of sales from 13.2% to 19.1% and from 14.3% to 17.2% for the same periods. The increase in SG&A as a percentage of sales was due primarily to the addition of 174 conventional supermarkets acquired through the Merger. The additional conventional supermarkets diluted the effect of the Company's warehouse stores (which have lower SG&A than the Company's conventional supermarkets) on its SG&A margin for the period. SG&A during the 12 and 24 weeks ended July 16, 1995 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Restructuring Charge. The Company has recorded a $63.6 million one-time charge associated with the closing of 39 stores and one warehouse facility. Pursuant to the settlement agreement with the State of California, 24 Food 4 Less stores (as well as 3 Ralphs stores) must be divested by December 31, 1995. Although not required by such settlement agreement, an additional 15 under-performing stores are scheduled to be closed by June 30, 1996. The restructuring charge consists of write-downs of property, plant and equipment ($40.6 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0 million); and miscellaneous expenses ($2.6 million). The expected cash payments to be made in connection with the restructuring charge total $7.2 million. It is expected that cash payments will be made by June 30, 1996. The increase in the restructuring charge over previous estimates is due primarily to the addition of the $16.1 million reserve for the closure of the warehouse and stores. The remaining increase results from the identification of additional assets to be written-off. During the 12 weeks ended July 16, 1995, the Company utilized $44.7 million of the reserve for restructuring costs. The charges consisted of write-downs of property, plant and equipment ($31.3 million); write-off of the Alpha Beta trademark ($8.3 million); and write-off of other assets ($5.1 million). No additional expenses are expected to be incurred in future periods in connection with these closings. The Company has determined that there is no impairment of existing goodwill related to the store closures based on its projections of future undiscounted cash flows.

         Operating Income (Loss). In addition to the factors discussed above, operating income for the 12 and 24 weeks ended July 16, 1995 was impacted by approximately $30 million of one-time costs associated with the conversion of
stores and  integration of the Company's operations.   Management anticipates
these costs to continue during fiscal 1995 until the integration plan is completed. During the 12 and 24 week periods, these costs related primarily to (i) markdowns on clearance inventory at the Company's Alpha Beta, Boys and Viva stores being converted to the Ralphs format, (ii) the stepped-up advertising campaign promoting the store conversion program and (iii) incremental labor costs associated with the training of Company personnel following store conversions.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $15.5 million and $32.0 million for the 12 weeks and $31.4 million and $49.0 million for the 24 weeks ended June 25, 1994 and July 16, 1995, respectively. The increase in interest expense was primarily due to the increased indebtedness incurred in conjunction with the Merger, see "Liquidity and Capital Resources".

         Provision for Earthquake Losses.   On January 17, 1994, Southern
California experienced a major earthquake which resulted in the temporary closure of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption). The pre-tax financial impact, net of insurance recoveries, was $4.5 million. The Company reserved for this charge during the 24 weeks ended June 25, 1994.

         Income (Loss) Before Extraordinary Charge. Primarily as a result of the factors discussed above, the Company's income before extraordinary charge decreased from $2.6 million in the 12 weeks ended June 25, 1994 to a loss before extraordinary charge of $102.5 million in the 12 weeks ended July 16, 1995, and loss before extraordinary charge increased from $1.7 million in the 24 weeks ended June 25, 1994 to $105.3 million in the 24 weeks ended July 16, 1995.

         Extraordinary Charge. The extraordinary charge of $23.1 million relates to the refinancing of the F4L Supermarkets Old Credit Facility, 10.45% Senior Notes due 2000, and the 13.75% Senior Subordinated Notes due 2001 and the Food 4 Less Holdings, Inc. 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of related debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and Holdings utilized total new financing proceeds of approximately $525 million to consummate the Merger, which included the issuance of preferred stock by Holdings to a group of investors led by Apollo Advisors, L.P. for cash proceeds of approximately $140 million (the "New Equity Investment"). In addition, the Company entered into a new credit facility (the "New Credit Facility") pursuant to which, upon the closing of the Merger, it incurred $600 million under the term loan portion of the New Credit Facility (the "New Term Loans") and approximately $91.6 million under the standby letter of credit facility (the "Letter of Credit Facility"). The Company also issued $350 million aggregate principal amount of new 10.45% Senior Notes due 2004 (the "New F4L Senior Notes") and $100 million aggregate principal amount of new 11% Senior Subordinated Notes due 2005 (the "New RGC Notes") pursuant to public offerings (the "Public Offerings").

         The proceeds from the New Credit Facility, Public Offerings and the New Equity Investment and the issuance by Holdings of $59.0 million initial accreted value of 13.625% Senior Discount Debentures due 2005 (the "New Discount Debentures") for cash, $41.0 million in initial accreted value of additional New Discount Debentures as Merger consideration and $131.5 million aggregate principal amount of 13.625% Senior Subordinated Pay-In-Kind Debentures due 2007 (the "Seller Debentures"), provided the sources of financing required to consummate the Merger and to repay outstanding bank debt of approximately $176.5 million at F4L Supermarkets and $228.9 million at RGC, to repay existing mortgage debt of $174.0 million (excluding prepayment fees) at RGC and to pay $84.4 million to the holders of the Senior Discount Notes due 2004 of Holdings (the "Discount Notes") (excluding related fees). Proceeds from the New Credit Facility and the Public Offerings were used to pay the cash portions of F4L Supermarkets' exchange offers and consent solicitations with respect to (i) the 10.25% Senior Subordinated Notes due 2002 of RGC (the "Old RGC 10.25% Notes,") and the 9% Senior Subordinated Notes due 2003 of RGC (the "Old RGC 9% Notes," and together with the RGC 10.25% Notes, the "Old RGC Notes") (collectively, the "RGC Exchange Offers"), and (ii) the 10.45% Senior Notes due 2000 of F4L Supermarkets (the "Old F4L Senior Notes") and the 13.75% Senior Subordinated Notes due 2001 of F4L Supermarkets (the "Old F4L Senior Subordinated Notes") (collectively, the F4L Exchange Offers," and together with the RGC Exchange Offers, the "Exchange Offers"), as well as the Change of Control Offer (as defined below) and accrued interest on all exchanged debt securities in the amount of $27.8 million, to pay $17.8 million to the holders of the RGC Equity Appreciation Rights and to loan $5.0 million to an affiliate for the benefit of such holders, to pay approximately $137.1 million of fees and expenses of the Merger and the related financing and to pay $3.4 million to purchase shares of common stock of Holdings from certain dissenting shareholders. The Company assumed certain existing indebtedness of F4L Supermarkets and RGC in connection with the Exchange Offers, pursuant to which (i) holders of the Old RGC Notes exchanged approximately $424.0 million aggregate principal amount of Old RGC Notes for an equal principal amount of New RGC Notes, (ii) holders of the Old F4L Senior Notes exchanged approximately $170.3 million aggregate principal amount of Old F4L Senior Notes for an equal principal amount of New F4L Senior

Notes, and (iii) holders of the Old F4L Senior Subordinated Notes exchanged approximately $140.2 million aggregate principal amount of Old F4L Senior Subordinated Notes for an equal principal amount of new 13.75% Senior Subordinated Notes due 2005. In addition, pursuant to the terms of the indentures governing the Old RGC Notes, the consummation of the Merger required the Company to make an offer to purchase all of the outstanding Old RGC Notes that were not exchanged in the RGC Offers (the "Change of Control Offer"). The Change of Control Offer expires on August 31, 1995, at which time the Company will be obligated to purchase up to $3.3 million of outstanding Old RGC Notes that may be tendered in the Change of Control Offer.

         The New Credit Facility provides for a revolving credit facility of $325 million (the "Revolving Credit Facility") less amounts outstanding under a $150 million standby Letter of Credit Facility. At August 31, 1995, there were $10.6 million in borrowings outstanding on the Revolving Credit Facility and $92.6 million of standby letters of credit had been issued under the Letter of Credit Facility. Under the terms of the New Credit Facility, the Company is required to repay $1.6 million of the New Term Loans in fiscal 1995.

         Cash flow from operations, amounts available under the Revolving Credit Facility and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital needs and debt service requirements during fiscal 1995. However, there can be no assurance that the Company will continue to generate cash flow from operations at historical levels or that it will be able to make future borrowings under the Revolving Credit Facility.

         During the 24 week period ended July 16, 1995, the Company used approximately $17.4 million of cash for its operating activities compared to cash provided by operating activities of $53.5 million for the 24 weeks ended June 25, 1994. The decrease in cash from operating activities is due primarily to changes in operating assets and liabilities for the 24 weeks ended July 16, 1995, combined with a decrease in operating income due primarily to the impact of certain one-time costs associated with the integration of the Company's operations subsequent to the Merger. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At July 16, 1995, this resulted in a working capital deficit of $36.1 million.

         Cash used for investing activities was $366.2 million for the 24 weeks ended July 16, 1995. Investing activities consisted primarily of $340.6 million of acquisition costs associated with the Merger and capital expenditures of $30.4 million, partially offset by $4.1 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by financing activities.

         The capital expenditures discussed above were made to build 10 new stores (4 of which had been completed at July 16, 1995), to remodel 7 stores (all of which had been completed at July 16, 1995) and convert 122 conventional format stores to the Ralphs banner in conjunction with the Merger (29 of which had been completed at July 16, 1995). The Company currently anticipates that its aggregate capital expenditures for fiscal 1995 will be approximately $141.5 million. The remaining portion of the fiscal 1995 capital expenditure budget (approximately $110 million) will be used to (i) complete construction of the 6 new stores in process at July 16, 1995 and begin construction on an additional 12 stores scheduled to open during the first half of fiscal 1996, (ii) convert the remaining 93 conventional supermarkets to the Ralphs banner, (iii) convert 15 supermarkets from the Ralphs format to Food 4 Less warehouse stores and (iv) complete the transition of the La Habra based data center to the date center located in the main office in Compton. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. At July 16, 1995, the Company had approximately $15.5 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements.
Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.

         The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisition in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains. Currently the Company is focusing on the integration of its operations following the Merger.

         Cash provided by financing activities was $415.4 million for the 24 weeks ended July 16, 1995. Financing activities consisted primarily of the following; (i) proceeds from issuance of new debt in the amount of $963.1 million including proceeds of $600 million under the New Credit Facility, proceeds of $350 million from the issuance of New F4L Senior Notes and proceeds of $100 million from the issuance of New RGC Notes net of issuance costs of $86.9 million and (ii) proceeds from cash capital contributions by Holdings of $12.1 million. These sources were partially offset by principal payments on long-term debt of $552.3 million including: $125.7 million under the old credit agreement, $228.9 million under the old RGC term loan; and $174.0 million in real estate loans.

         The Company is a wholly-owned subsidiary of Holdings. Holdings has $100 million initial accreted value of the New Discount Debentures and $131.5 million principal amount of the Seller Debentures outstanding. Holdings is a holding company which has no assets other than the capital stock of the Company. Holdings will be required to commence semi-annual cash payments of interest on the New Discount Debentures and the Seller Debentures commencing five years from their date of issuance in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, the Company intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. The Company may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

         The Company is highly leveraged. At July 16, 1995, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $2.0 billion and $214.5 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and interest payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

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

         The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors in each of its operating divisions include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and "super centers". Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         In connection with the Exchange Offers, F4L Supermarkets solicitated consents from the holders of the Old F4L Senior Notes, the Old F4L Senior Subordinated Notes and the Old RGC Notes (collectively, the "Notes") to certain amendments (collectively, the "Amendments") to each of the indentures (collectively, the "Old Indentures") governing the Notes. The Amendments took effect on May 30, 1995. The Amendments eliminated covenants from the Old Indentures pertaining to (a) limitations on restricted payments, (b) maintenance of net worth, (c) transactions with affiliates, (d) the incurrence of indebtedness, (e) dividend and payment restrictions affecting subsidiaries or restrictions on preferred stock of subsidiaries, (f) limitations on liens, (g) limitations on change of control, (h) limitations on disposition of assets, (i) guarantees of indebtedness, and (j) mergers or consolidations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              For the exhibits incorporated by reference and for the exhibits filed as part of this Quarterly Report on Form 10-Q see the Index to Exhibits.


         (b)  Reports on Form 8-K

              The Company filed a current report on Form 8-K dated June 14, 1995 with respect to the acquisition by Food 4 Less Holdings, Inc. of Ralphs Supermarkets, Inc. pursuant to a merger of Food 4 Less Supermarkets, Inc. with and into Ralphs Supermarkets, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Los Angeles, State of California.





Dated:   August 31, 1995
                                               RALPHS GROCERY COMPANY



                                                 /s/ Alan J. Reed
                                       --------------------------------------
                                                     Alan J. Reed
                                               Senior Vice President and
                                                 Chief Financial Officer



                                               /s/ Jan Charles Gray
                                       --------------------------------------
                                                   Jan Charles Gray
                                       Senior Vice President, General Counsel
                                                    and Secretary



                                                /s/ Robert W. Gossman
                                       --------------------------------------
                                                    Robert W. Gossman
                                               Group Vice President and
                                                        Controller

                       INDEX TO EXIBITS

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
--------                            -----------------------
3.1           Restated Certificate of Incorporation, as amended, of Ralphs
              Grocery Company

4.1 Credit Agreement dated as of June 14, 1995 by and among Food 4 Less Holdings, Inc., Food 4 Less Supermarkets, Inc., the Lenders, Co-Agents, and Co-Arrangers named therein and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.2.1 Indenture for the 10.45% Senior Notes due 2004, dated as of June 1, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank
              Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.4.1 of Food 4 Less Holdings, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended
              July 16, 1995)

4.2.2         First Supplemental Indenture for the 10.45% Senior Notes due
              2004, dated as of June 14, 1995, by and among Ralphs Grocery
              Company (as successor by merger to Food 4 Less Supermarkets,
              Inc.), the subsidiary guarantors identified therein, Crawford
              Stores, Inc. and Norwest Bank Minnesota, National Association, trustee (incorporated herein by reference to Exhibit 4.4.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.3.1 Indenture for the 13.75% Senior Subordinated Notes due 2005, dated as of June 1, 1995, by and among Food 4 Less
              Supermarkets, Inc., the subsidiary guarantors identified herein and United States Trust Company of New York, as trustee
              (incorporated herein by reference to Exhibit 4.5.1 of Food 4 Less
              Holdings, Inc.'s

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
              Quarterly Report on Form 10-Q for the quarter ended July 16,
              1995).

4.3.2         First Supplemental Indenture for the 13.75% Senior Subordinated
              Notes due 2005, dated as of June 14, 1995, by and among Ralphs
              Grocery Company (as successor by merger to Food 4 Less
              Supermarkets, Inc.), the subsidiary guarantors identified therein, Crawford Stores, Inc. and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.5.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended July 16, 1995).

4.4.1 Indenture for the 11% Senior Subordinated Notes due 2005, dated as of June 1, 1995, by and among Food 4 Less Supermarkets,
              Inc., the subsidiary guarantors identified therein and United
              States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6.1 of Food 4 Less Holdings, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended July 16,
              1995).

4.4.2         First Supplemental Indenture for the 11% Senior Subordinated
              Notes due 2005, dated as of June 14, 1995, by and among Ralphs
              Grocery Company (as successor by merger to Food 4 Less
              Supermarkets, Inc.), the subsidiary guarantors identified therein, Crawford Stores, Inc. and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended July 16, 1995).

4.5.1 Indenture for the 10 1/4% Senior Subordinated Notes due 2002, dated as of July 29, 1992, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee
              (incorporated herein by reference to Exhibit 4.3 of Ralphs
              Grocery Company's Quarterly Report on Form 10-Q for the quarter ended July 19, 1992).

4.5.2         First Supplemental Indenture for the 10 1/4% Senior
              Subordinated Notes due 2002, dated as of May 30, 1995, by and between Ralphs Grocery Company and United

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
--------                            -----------------------
              States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 of Ralphs Grocery Company's
              Quarterly Report on Form 10-Q for the quarter ended April 23,
              1995).

4.5.3         Second Supplemental Indenture for the 10-1/4 Senior Subordinated
              Notes due 2002, dated as of June 14, 1995, by and between Ralphs Grocery Company (as successor) and United States Trust
              Company of New York, as Trustee (incorporated herein by reference to Exhibit 4.7.2 of Food 4 Less Holdings, Inc.'s Quarterly
              Report on Form 10-Q for the quarter ended July 16, 1995).

4.6.1 Indenture for the 9% Senior Subordinated Notes due 2003, dated as of March 30, 1993, by and between Ralphs Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 of Ralphs Grocery Company's
              Registration Statement on Form S-4, No. 33-61812).

4.6.2 First Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of June 23, 1993, by and between Ralphs
              Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 of Ralphs Grocery Company's Registration Statement on Form S-4,
              No. 33-61812).

4.6.3         Second Supplemental Indenture for the 9% Senior Subordinated
              Notes due 2003, dated as of May 30, 1995, by and between Ralphs
              Grocery Company and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2 of Ralphs Grocery Company's Quarterly Report on Form 10-Q, for the quarter ended April 23, 1995).

4.6.3 Third Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of June 14, 1995, by and between Ralphs
              Grocery Company (as successor) and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.7.3

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
--------                            -----------------------
              of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for
              the quarter ended July 16, 1995).

4.7.1         Senior Note Indenture, dated as of April 15, 1992, by and among
              Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National
              Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Food 4 Less Supermarkets, Inc.'s Registration
              Statement on Form S-1, No. 33-46750).

4.7.2 First Supplemental Indenture, dated as of July 24, 1992, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National
              Association, as trustee (incorporated herein by reference to Exhibit 4.1.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on
              Form 10-K for the fiscal year ended June 27, 1992).

4.7.3         Second Supplemental Indenture for the 10.45% Senior Notes due
              2000, dated as of June 14, 1995, by and among Food 4 Less
              Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee
              (incorporated herein by reference to Exhibit 4.8.1 of Food 4
              Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.7.4         Third Supplemental Indenture for the 10.45% Senior Notes due
              2000, dated as of June 14, 1995, by and among Ralphs Grocery
              Company (as successor by merger to Food 4 Less Supermarkets,
              Inc.), the subsidiary guarantors identified therein and Norwest
              Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.8.2 of Food 4 Less Holdings,
              Inc.'s Quarterly Report on Form 10-Q for the quarter year ended
              July 16, 1995).

4.8.1 Senior Subordinated Note Indenture dated as of June 15, 1991 by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Food 4 Less

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
              Supermarkets, Inc.'s Annual Report on Form 10-K for the
              fiscal year ended June 29, 1991).

4.8.2 First Supplemental Indenture dated as of April 8, 1992 by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.3 Second Supplemental Indenture, dated as of May 18, 1992 by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.2 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.4 Third Supplemental Indenture, dated as of July 24, 1992 by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.3 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.5         Fourth Supplemental Indenture for the 13.75% Senior Subordinated
              Notes due 2001, dated as of May 30, 1995, by and among Food 4
              Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee
              (incorporated herein by reference to Exhibit 4.9.1 of Food 4
              Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.8.6         Fifth Supplemental Indenture for the 13.75% Senior Subordinated
              Notes due 2001, dated as of June 14, 1995, by and among Ralphs
              Grocery Company (as successor by merger to Food 4 Less
              Supermarkets, Inc.), the subsidiary guarantors identified therein and United States Trust Company of New York as trustee
              (incorporated herein by reference to Exhibit 4.9.2 of Food 4 Less

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
--------                            -----------------------
              Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.1          Second Amended and Restated Tax Sharing Agreement dated as of
              June 14, 1995 by and among Food 4 Less Holdings, Inc., Ralphs
              Grocery Company and the subsidiaries of Ralphs Grocery Company
              (incorporated herein by reference to Exhibit 10.1 of Food 4 Less
              Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.2          Stockholders Agreement of Food 4 Less Holdings, Inc. dated as of
              June 14, 1995 by and among Food 4 Less Holdings, Inc., Ralphs
              Grocery Company and the investors listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.2 of Food for Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.3          Consulting Agreement dated as of June 14, 1995 by and among The
              Yucaipa Companies, Food 4 Less Holdings, Inc. and Ralphs Grocery
              Company (incorporated herein by reference to Exhibit 10.4 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.4 Stock Purchase and Exchange Agreement dated as of June 14, 1995 by and among Food 4 Less Holdings, Inc., Food 4 Less
              Supermarkets, Inc., CLH Supermarkets Corp. and the Purchasers listed on Schedule 1 hereto (incorporated herein by reference to Exhibit 10.4 of Food 4 Less Holdings, Inc.'s Quarterly Report on
              Form 10-Q for the quarter ended July 16, 1995).

10.5 Registration Rights Agreement dated as of June 14, 1995 by and among Food 4 Less Holdings, Inc., Food 4 Less Supermarkets, Inc.
              and the Holders of the 13-5/8% Senior Discount Debentures due
              2005 of Food 4 Less Holdings, Inc. (incorporated herein by reference to Exhibit 10.9 of Food 4 Less Holdings, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended July 16,
              1995).

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
--------                            -----------------------
10.6          Registration Rights Agreement dated as of June 14, 1995 by and among Food 4 Less Holdings, Inc., Food 4 Less Supermarkets, Inc.
              and the Holders of the 13 5/8% Senior Subordinated Pay-in-kind
              Debentures due 2007 of Food 4 Less Holdings, Inc. (incorporated herein by reference to Exhibit 10.10 of Food 4 Less Holdings,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended
              July 16, 1995).

10.7*         Employment Agreement dated as of June 14, 1995 between Food
              Less Holdings, Inc., Ralphs Grocery Company and George G.
              Golleher (incorpoated herein by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.8*         Employment Agreement dated as of June 14, 1995 between Ralphs
              Grocery Company and Byron E. Allumbaugh.

10.9*         Employment Agreement dated as of June 14, 1995 between Ralphs
              Grocery Company and Alfred A. Marasca.

10.10*        Employment Agreement dated as of June 14, 1995 between Ralphs
              Grocery Company and Greg Mays.

10.11*        Employment Agreement dated as of June 14, 1995 between Ralphs
              Grocery Company and Terry Peets.

10.12*        Employment Agreement dated as of June 14, 1995 between Ralphs
              Grocery Company and Jan Charles Gray.

10.13*        Employment Agreement dated as of June 14, 1995 between Ralphs
              Grocery Company and Alan Reed.

10.14* Management Stockholders Ageement dated as of June 14, 1995 between Food 4 Less Holdings, Inc. and the management employers listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.12 of Food 4 Less Holdings, Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended July 16,
              1995).

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
--------                            -----------------------
27            Financial Data Schedule.