Form 10-Q
period 1995-10-08
RALPHS GROCERY CO /DE/
filed 1995-11-22
CIK 835676

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                _______________

           FOR QUARTER ENDED                 COMMISSION FILE NUMBER
            OCTOBER 8, 1995                          33-31152


                             RALPHS GROCERY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                            95-4356030
     (STATE OR OTHER JURISDICTION OF             (I.R.S EMPLOYER
     INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

       1100 WEST ARTESIA BOULEVARD
           COMPTON, CALIFORNIA                        90220
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

         AT NOVEMBER 22, 1995, THERE WERE 1,513,938 SHARES OF COMMON STOCK OUTSTANDING. AS OF SUCH DATE, ALL OF THE OUTSTANDING SHARES OF COMMON STOCK WERE HELD BY FOOD 4 LESS HOLDINGS, INC., AND THERE WAS NO PUBLIC MARKET FOR THE COMMON STOCK.

================================================================================

                             RALPHS GROCERY COMPANY

                                      INDEX

                                                                                                           Page
                                                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated balance sheets as of
                     October 8, 1995 and January 29, 1995   . . . . . . . . . . . . . . . . . . . .           2

                 Consolidated statements of operations for the 12 weeks ended
                     October 8, 1995 and September 17, 1994   . . . . . . . . . . . . . . . . . . .           4

                 Consolidated statements of operations for the 36 weeks ended
                     October 8, 1995 and September 17, 1994   . . . . . . . . . . . . . . . . . . .           5

                 Consolidated statements of cash flows for the 36 weeks ended
                     October 8, 1995 and September 17, 1994   . . . . . . . . . . . . . . . . . . .           6

                 Consolidated statements of stockholder's equity as of
                     October 8, 1995 and January 29, 1995   . . . . . . . . . . . . . . . . . . . .           8

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . .           9

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .          18


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .          25

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 October 8,      January 29,
                         ASSETS                                                     1995            1995
                                                                                -----------      -----------
                                                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   64,792       $   19,560
    Trade receivables, net                                                          71,631           23,377
    Notes and other receivables                                                      6,268            3,985
    Inventories                                                                    476,884          224,686
    Patronage receivables from suppliers                                             3,761            5,173
    Prepaid expenses and other                                                      45,534           13,051
                                                                                ----------       ----------
        Total current assets                                                       668,870          289,832

INVESTMENTS IN AND NOTES RECEIVABLE FROM
SUPPLIER COOPERATIVES:
    A. W. G.                                                                         7,288            6,718
    Certified and Others                                                             5,651            5,686

PROPERTY AND EQUIPMENT:
    Land                                                                           185,872           23,488
    Buildings                                                                      211,548           24,172
    Leasehold improvements                                                         224,092          110,020
    Fixtures and Equipment                                                         414,230          190,016
    Construction in progress                                                        47,504            8,042
    Leased property under capital leases                                           179,646           82,526
    Leasehold interests                                                            115,942           96,556
                                                                                ----------       ----------
                                                                                 1,378,834          534,820
    Less:  Accumulated depreciation and amortization                               192,759          154,382
                                                                                ----------       ----------

        Net property and equipment                                               1,186,075          380,438

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $5,379 and $20,496 at October 8, 1995 and
        January 29, 1995, respectively                                              94,210           25,469
    Goodwill, less accumulated amortization of $55,072
        and $38,560 at October 8, 1995 and
        January 29, 1995, respectively                                           1,120,179          263,112
    Other, net                                                                      24,736           29,440
                                                                                ----------       ----------
                                                                                $3,107,009       $1,000,695
                                                                                ==========       ==========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                October 8,       January 29,
                 LIABILITIES AND STOCKHOLDER'S EQUITY                              1995             1995
                                                                                ----------       -----------
                                                                                (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                            $  384,393       $  190,455
    Accrued payroll and related liabilities                                         95,399           42,007
    Accrued interest                                                                54,648           10,730
    Other accrued liabilities                                                      174,581           65,279
    Income taxes payable                                                             1,491              293
    Current portion of self-insurance liabilities                                   59,284           28,616
    Current portion of long-term debt                                               24,649           22,263
    Current portion of obligations under capital leases                             20,341            4,965
                                                                                ----------       ----------
         Total current liabilities                                                 814,786          364,608

LONG-TERM SENIOR DEBT                                                            1,113,213          320,901

OBLIGATIONS UNDER CAPITAL LEASES                                                   130,140           40,675

SENIOR SUBORDINATED DEBT                                                           671,222          145,000

DEFERRED INCOME TAXES                                                               19,567           17,534

SELF-INSURANCE LIABILITIES                                                          89,097           41,872

LEASE VALUATION RESERVE                                                             24,655              --

OTHER NON-CURRENT LIABILITIES                                                       79,527           12,302

COMMITMENTS AND CONTINGENCIES                                                           --               --

STOCKHOLDER'S EQUITY:
    Cumulative convertible preferred stock, $.01 par value,
         200,000 shares authorized: 50,000 shares outstanding at
         January 29, 1995 (aggregate liquidation value of
         $67.9 million) and no shares at October 8, 1995                                --           65,136
    Common stock, $.01 par value, 5,000,000 shares
         authorized; 1,513,938 shares and 1,519,632 shares issued
         at October 8, 1995 and January 29, 1995, respectively                          15               15
    Additional paid-in capital                                                     466,783          107,650
    Notes receivable from stockholders of parent                                      (643)            (702)
    Retained deficit                                                              (301,353)        (112,225)
                                                                                ----------       ----------
                                                                                   164,802           59,874
    Treasury stock: 12,345 shares of common stock at
         January 29, 1995 and no shares at October 8, 1995                              --           (2,071)
                                                                                ----------       ----------
    Total stockholder's equity                                                     164,802           57,803
                                                                                ----------       ----------
                                                                                $3,107,009       $1,000,695
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

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                 12 Weeks         12 Weeks
                                                                                   Ended            Ended
                                                                                October 8,      September 17,
                                                                                   1995             1994
                                                                                ----------      -------------
SALES                                                                           $1,207,093        $ 598,698

COST OF SALES                                                                      965,976          495,656
                                                                                ----------        ---------

GROSS PROFIT                                                                       241,117          103,042

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                    225,020           88,152

AMORTIZATION OF EXCESS COSTS OVER
    NET ASSETS ACQUIRED                                                             10,000            1,787
                                                                                ----------        ---------

OPERATING INCOME                                                                    6,097            13,103

INTEREST EXPENSE:
    Interest expense, excluding amortization
         of deferred financing costs                                                52,386           14,709
    Amortization of deferred financing costs                                         3,369            1,299
                                                                                ----------        ---------
                                                                                    55,755           16,008

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                       92             (458)
                                                                                ----------        ---------
LOSS BEFORE PROVISION FOR INCOME TAXES                                             (49,750)          (2,447)

PROVISION FOR INCOME TAXES                                                              --              900
                                                                                ----------        ---------
NET LOSS                                                                           (49,750)          (3,347)

PREFERRED STOCK ACCRETION                                                               --            2,376
                                                                                ----------        ---------
LOSS APPLICABLE TO COMMON SHARES                                                $  (49,750)       $  (5,723)
                                                                                ==========        =========
LOSS PER COMMON SHARE                                                           $   (32.86)       $   (3.81)
                                                                                ==========        ==========
         Average Number of Common Shares Outstanding                             1,513,938         1,502,900
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

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                 36 Weeks        36 Weeks
                                                                                  Ended           Ended
                                                                                October 8,     September 17,
                                                                                   1995            1994
                                                                                ----------     -------------
SALES                                                                           $2,688,035       $1,767,645

COST OF SALES                                                                    2,178,133        1,457,509
                                                                                ----------       ----------

GROSS PROFIT                                                                       509,902          310,136

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                    480,026          255,378

AMORTIZATION OF EXCESS COSTS OVER NET ASSETS ACQUIRED                               16,512            5,346

RESTRUCTURING CHARGE                                                                63,587               --
                                                                                ----------       ----------

OPERATING INCOME (LOSS)                                                            (50,223)          49,412

INTEREST EXPENSE:
    Interest expense, excluding amortization
        of deferred financing costs                                                 98,354           43,573
    Amortization of deferred financing costs                                         6,363            3,823
                                                                                ----------       ----------
                                                                                   104,717           47,396

GAIN ON DISPOSAL OF ASSETS                                                            (344)            (362)

PROVISION FOR EARTHQUAKE LOSSES                                                         --            4,504
                                                                                ----------       ----------

LOSS BEFORE EXTRAORDINARY CHARGE AND
    PROVISION FOR INCOME TAXES                                                    (154,596)          (2,126)

PROVISION FOR INCOME TAXES                                                             500            2,900
                                                                                ----------       ----------

LOSS BEFORE EXTRAORDINARY CHARGE                                                  (155,096)          (5,026)

EXTRAORDINARY CHARGE                                                                23,128               --
                                                                                ----------       ----------
NET LOSS                                                                          (178,224)          (5,026)

PREFERRED STOCK ACCRETION                                                            3,960            6,422
                                                                                ----------       ----------
LOSS APPLICABLE TO COMMON SHARES                                                $ (182,184)      $  (11,448)
                                                                                ==========       ==========

LOSS PER COMMON SHARE:
    Loss before extraordinary charges                                           $  (105.31)      $    (7.62)

    Extraordinary charges                                                           (15.31)              --
                                                                                ----------       ----------
    Net Loss                                                                    $  (120.62)      $    (7.62)
                                                                                ==========       ==========
    Average Number of Common Shares Outstanding                                  1,510,349        1,503,195
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

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 36 Weeks        36 Weeks
                                                                                   Ended           Ended
                                                                                October 8,     September 17,
                                                                                   1995            1994
                                                                                ----------     -------------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                                                $2,688,035       $1,767,645
    Cash paid to suppliers and employees                                        (2,533,431)      (1,666,125)
    Interest paid                                                                  (54,436)         (33,457)
    Income taxes received (paid)                                                        90           (3,550)
    Interest received                                                                  528            1,105
    Other, net                                                                         344           (2,613)
                                                                                ----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          101,130           63,005

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                     5,788            2,795
    Payment for purchase of property and equipment                                 (68,515)         (50,406)
    Payment of acquisition costs, net of cash acquired                            (356,250)         (11,050)
    Other, net                                                                      (3,219)             752
                                                                                ----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                             (422,196)         (57,909)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                   956,179               --
    Payments of long-term debt                                                    (559,634)          (8,164)
    Payments of capital lease obligation                                            (8,170)          (2,944)
    Net change in Revolving Loan                                                   (27,300)           6,100
    Capital contribution from parent                                                12,108               --
    Dividends                                                                       (6,944)              --
    Purchase of treasury stock, net                                                     --             (466)
    Other, net                                                                          59              (26)
                                                                                ----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   366,298           (5,500)
                                                                                ----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           45,232             (404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    19,560           29,792
                                                                                ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   64,792      $    29,388
                                                                                ==========      ===========


 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 36 Weeks          36 Weeks
                                                                                   Ended            Ended
                                                                                October 8,       September 17,
                                                                                   1995              1994
                                                                                ----------       -------------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
         Net loss                                                               $ (178,224)        $ (5,026)
         Adjustments to reconcile net loss to net cash
             provided (used) by operating activities:
         Restructuring charge                                                       63,587               --
         Extraordinary charge                                                       23,128               --
         Depreciation and amortization                                              85,959           43,535
         Gain on sale of assets                                                       (344)            (480)
         Change in assets and liabilities:
             Accounts and notes receivable                                          (8,513)           2,294
             Inventories                                                            23,915            1,325
             Prepaid expenses and other                                            (11,677)          (4,008)
             Accounts payable and accrued liabilities                              101,274           29,605
             Self-insurance liabilities                                              1,435           (3,590)
             Income taxes payable                                                      590             (650)
                                                                                ----------         --------
             Total adjustments                                                     279,354           68,031
                                                                                ----------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $  101,130         $ 63,005
                                                                                ==========         ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:
         Acquisition of stores:
             Fair value of assets acquired, less cash acquired
                 of $34,380 in 1995                                             $2,047,247          $11,241
         Net cash paid in acquisition                                             (356,250)         (11,050)
         Capital contribution from parent                                         (280,000)              --
                                                                                ----------         --------
         Liabilities assumed                                                    $1,410,997         $    191
                                                                                ----------         --------
    Accretion of preferred stock                                                $    3,960         $  6,422
                                                                                ==========         ========


 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           Preferred Stock          Common Stock         Treasury Stock
                                                        ---------------------    ------------------   --------------------
                                                          Number                 Number                 Number
                                                            of                     of                     of
                                                          Shares     Amount     Shares      Amount     Shares      Amount
                                                          ------     ------     ------      ------     ------      ------
BALANCES AT JANUARY 29, 1995                              50,000     $65,136   1,519,632      $15     (12,345)    $(2,071)

Cancellation of Food 4 Less Supermarkets, Inc.'s
  Common Stock held as Treasury Stock (unaudited)             --          --      (5,694)      --       5,694         955

Cancellation of Food 4 Less Holdings, Inc.'s
  Common Stock held as Treasury Stock (unaudited)             --          --          --       --       6,651       1,116

Preferred Stock Accretion (unaudited)                         --       3,960          --       --          --          --

Cancellation of Preferred Stock (unaudited)              (50,000)    (69,096)         --       --          --          --

Dividend paid to Food 4 Less Holdings, Inc.
  (unaudited)                                                 --          --          --       --          --          --

Payment on Stockholder Notes (unaudited)                      --          --          --       --          --          --

Capital Contribution by Food 4 Less Holdings, Inc.
  (unaudited)                                                 --          --          --       --          --          --

Issuance of Stock Options (unaudited)                         --          --          --       --          --          --

   Net loss (unaudited)                                       --          --          --       --          --          --
                                                         -------     -------   ---------      ---     -------     -------
BALANCES AT OCTOBER 8, 1995 (unaudited)                       --  $       --   1,513,938     $ 15          --   $      --
                                                       =========   =========   =========      ===    ========    ========
                                                         Stock-      Add'l                    Total
                                                        holders'    Paid-In    Retained    Stockholder's
                                                         Notes      Capital     Deficit      Equity
                                                        --------    -------    ---------   -------------
BALANCES AT JANUARY 29, 1995                              $(702)    $107,650   $(112,225)    $  57,803

Cancellation of Food 4 Less Supermarkets, Inc.'s
  Common Stock held as Treasury Stock (unaudited)            --         (955)         --            --

Cancellation of Food 4 Less Holdings, Inc.'s
  Common Stock held as Treasury Stock (unaudited)            --       (1,116)         --            --

Preferred Stock Accretion (unaudited)                        --           --      (3,960)           --

Cancellation of Preferred Stock (unaudited)                  --       69,096          --            --

Dividend paid to Food 4 Less Holdings, Inc.
  (unaudited)                                                --           --      (6,944)       (6,944)

Payment on Stockholder Notes (unaudited)                     59           --          --            59

Capital Contribution by Food 4 Less Holdings, Inc.
  (unaudited)                                                --      282,108          --       282,108

Issuance of Stock Options (unaudited)                        --       10,000          --        10,000

   Net loss (unaudited)                                      --           --    (178,224)     (178,224)
                                                          -----     --------   ---------     ---------
BALANCES AT OCTOBER 8, 1995 (unaudited)                   $(643)    $466,783   $(301,353)    $ 164,802
                                                          =====     ========   =========     =========


 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

                 The consolidated balance sheet and statement of stockholder's equity of Ralphs Grocery Company (the "Company"), formerly known as Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") as of October 8, 1995 and the consolidated statements of operations and cash flows for the interim periods ended October 8, 1995 and September 17, 1994 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed under the name of Food 4 Less Supermarkets, Inc. on Form 10-K for the fiscal year ended January 29, 1995. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

2.       ORGANIZATION AND ACQUISITION

                 The Company, a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a retail supermarket company with 412 stores located in Southern California, Northern California and certain areas of the Midwest. The Company's Southern California division includes manufacturing facilities, with bakery and creamery operations, and full-line warehouse and distribution facilities.

         ACQUISITION

                 On June 14, 1995, F4L Supermarkets acquired all of the common stock of Ralphs Supermarkets, Inc. ("RSI") in a transaction accounted for as a purchase by F4L Supermarkets. The consideration for the acquisition consisted of $375 million in cash, $131.5 million principal amount of 13.625% Senior Subordinated Pay-In-Kind Debentures due 2007 of Holdings (the "Seller Debentures") and $18.5 million initial accreted value of 13.625% Senior Discount Debentures due 2005 of Holdings (the "New Discount Debentures"). F4L Supermarkets, Ralphs Supermarkets, Inc. ("RSI") and RSI's wholly owned subsidiary Ralphs Grocery Company ("RGC") combined through mergers (the "Merger") in which RSI remained as the surviving entity and changed its name to Ralphs Grocery Company (referred to as the "Company" herein). The financial statements reflect the preliminary allocation of the purchase price as certain appraisals and other information needed to
         complete the purchase price allocation have not been completed.   The
         allocation of the purchase price will be finalized in fiscal 1996.

                 The following unaudited pro forma information presents the results of the Company's operations, adjusted to reflect interest expense and depreciation and amortization, as though the Merger had been consummated at the beginning of fiscal 1994.

                                                       36 Weeks                 36 Weeks
                                                        Ended                     Ended
                                                      October 8,              September 17,
                                                         1995                     1994
                                                     ------------             -------------
                                                  (dollars in thousands, except share amounts)
         Sales                                        $3,713,726               $3,623,986
         Restructuring charge                                 --                  (63,587)
         Integration costs                                    --                  (57,639)
         Loss before extraordinary charge                (32,243)                (129,689)
         Net loss                                        (32,243)                (160,232)
         Loss per share:
           Loss before extraordinary charge               (21.35)                  (86.28)
           Net loss                                       (21.35)                 (106.59)

                 The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 1994, or of the results which may occur in the future.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $19,459,000 and $16,531,000 at October 8, 1995 and January 29, 1995, respectively, and gross profit and operating income would have been greater by $934,000 and $2,928,000 for the 12 and 36 weeks ended October 8, 1995, respectively, greater by $1,020,000 for the 12 weeks ended September 17, 1994 and less by $501,000 for the 36 weeks ended September 17, 1994.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the October 8, 1995 presentation.

         Other

                 The Financial Accounting Standards Board has issued a new standard on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of (FASB Statement No. 121). The Company will adopt the accounting standard in fiscal 1996. The Company does not expect the change in accounting to have a material effect on the Company's reported financial position or results of operations.

4.       RESTRUCTURING CHARGE

                 During the quarter ended July 16, 1995, the Company has recorded a $63.6 million one-time restructuring charge associated with the closing of 39 stores and one warehouse facility. Pursuant to the settlement agreement with the State of California, 24 Food 4 Less stores (as well as 3 Ralphs stores) must be divested by December 31, 1995. Although not required by such settlement agreement, an additional 15 under-performing stores are scheduled to be closed by June 30, 1996. The restructuring charge consists of write-downs of property, plant and equipment ($40.6 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0 million); and miscellaneous expenses ($2.6 million). The expected cash payments to be made in connection with the restructuring charge total $7.2 million. It is expected that cash payments will be made by June 30, 1996. The increase in the restructuring charge over previous estimates was due primarily to the addition of the $16.1 million reserve for the closure of the warehouse and stores. The remaining increase resulted from the identification of additional assets to be written-off. During the 36 weeks ended October 8, 1995, the Company utilized $37.5 million of the reserve for restructuring costs ($46.6 million of costs partially offset by $9.1 million of proceeds from the divestiture of stores).

                 The charges consisted of write-downs of property, plant and equipment ($23.1 million); write-off of the Alpha Beta trademark ($8.3 million); and write-off of other assets ($6.1 million). No additional expenses are expected to be incurred in future periods in connection with these closings. The Company has determined that there is no impairment of existing goodwill related to the store closures based on its projections of future undiscounted cash flows. The addition of the Riverside facility will likely result in an additional fourth quarter restructuring charge, the amount of which has not yet been finalized. (See Note 10 - "Subsequent Events.")

5.       EXTRAORDINARY CHARGE

                 The extraordinary charge of $23.1 million recorded during the quarter ended July 16, 1995 relates to the refinancing of F4L Supermarkets' old credit facility, 10.45% Senior Notes due 2000 (the "Old F4L Senior Notes"), 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes") and Holdings' 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of their related debt issuance costs.

6.       LONG-TERM SENIOR DEBT AND SENIOR SUBORDINATED DEBT

                 The Company's long-term senior debt is summarized as follows:

                                                                                  October 8,       January 29,
                                                                                     1995              1995
                                                                                --------------     ------------
             New Term Loans, principal due quarterly through
             2003, with interest payable quarterly in arrears                   $  594,873,000     $         --

             Old Bank Term Loan, principal due quarterly through
             January 1999, with interest payable monthly in arrears                         --      125,732,000

             10.45% Senior Notes, principal due 2004 with
             interest payable semi-annually in arrears                             520,326,000               --

             10.45% Senior Notes, principal due 2000 with
             interest payable semi-annually in arrears                               4,674,000      175,000,000

             Revolving loan                                                                 --       27,300,000

             Notes payable in varying monthly installments,
             including interest ranging from 11.5 percent to
             18.96 percent.  Final payments due through
             November 1996.  Secured by equipment with a net
             book value of $24.9 million.                                            3,951,000               --

             10.0% Secured Promissory Note, collateralized
             by the stock of Bell, due June 1996, interest
             payable quarterly through June 1996.                                    8,000,000        8,000,000

             10.625% first real estate mortgage due 1998,
             $12,000 of principal plus interest payable monthly
             secured by land and building with a net book value of
             $2.1 million.                                                           1,466,000        1,498,000

             10.8% notes payable, collateralized equipment,
             due October 1995, $72,000 of principal plus
             interest payable monthly, plus balloon payment of
             $1,004,000 of principal and interest.                                     995,000        1,420,000

             Other long-term debt                                                    3,577,000        4,214,000
                                                                                --------------     ------------
                                                                                 1,137,862,000      343,164,000
             Less current portion                                                   24,649,000       22,263,000
                                                                                --------------     ------------
                                                                                $1,113,213,000     $320,901,000
                                                                                ==============     ============

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

                 At October 8, 1995, $594.9 million was outstanding under the New Term Loans, there were no borrowings outstanding under the Revolving Credit Facility, and $92.7 million of standby letters of credit had been issued on behalf of the Company. A commitment fee of one-half of one percent is charged on the average daily unused portion of the Revolving Credit Facility; such commitment fees are due quarterly in arrears. Interest on borrowings under the New Term Loans is at the bank's Base Rate (as defined) plus a margin ranging from 1.50 percent to 2.75 percent or the adjusted Eurodollar Rate (as defined) plus a margin ranging from 2.75 percent to 4.00 percent. At October 8, 1995, the weighted average interest rate on the New Term Loans was 9.12 percent. Interest on borrowings under the Revolving Credit Facility is at the bank's Base Rate (as defined) plus a margin of 1.50 percent or the Adjusted Eurodollar Rate (as defined) plus a margin of 2.75 percent.

                 On October 11, 1995, the Company entered into an interest rate collar which effectively set interest rate limits on $300 million of the Company's bank term debt. This interest rate collar, which was effective as of October 19, 1995, limits the interest rate on $300 million to a range of 4.5% to 8.0% LIBOR for two years. This agreement satisfies interest rate protection requirements under the New Credit Facility.

                 Quarterly principal installments on the New Term Loans continue to December 2003, with amounts payable in each year as follows: $0.8 million in fiscal 1995, $19.5 million in fiscal 1996, $46.6 million in fiscal 1997, $59.2 million in fiscal 1998, $62.8 million in fiscal 1999, $66.4 in fiscal 2000, $86.1 in fiscal 2001, $102.9 in fiscal 2002 and $150.6 in fiscal 2003. The principal installments can be accelerated from time to time by certain mandatory prepayments which are required under the New Credit Facility. To the extent that borrowings under the Revolving Credit Facility are not paid earlier, they are due in December 2003. The common stock of the Company and certain of its direct and indirect subsidiaries has been pledged as security under the New Credit Facility.

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

                 Scheduled maturities of principal of long-term senior debt at October 8, 1995 are as follows:

         Fiscal Year
         -----------
         1995                                              $    3,499,000
         1996                                                  32,074,000
         1997                                                  46,761,000
         1998                                                  59,418,000
         1999                                                  63,051,000
         Later years                                          933,059,000
                                                           --------------
                                                           $1,137,862,000
                                                           ==============

         Senior Subordinated Deb

                 The Company issued $100,000,000 of new 11% Senior Subordinated Notes due 2005 (the "New RGC Notes") and (i) exchanged $142,192,000 principal amount of the RGC 9% Senior Subordinated Notes due 2003
         (the "Old RGC 9% Notes") and $281,813,000 principal amount of the RGC 10.25% Senior Subordinated Notes due 2002 (the "Old RGC 10.25%
         Notes," and together with the Old RGC 9% Notes, the "Old RGC Notes") for an equal amount of New RGC Notes, (ii) purchased $7,530,000 principal amount of Old RGC 9% Notes and $15,151,000 principal amount of Old RGC 10.25% Notes in conjunction with the offers, and (iii) subsequently purchased $133,000 principal amount of Old RGC 9% Notes and $964,000 principal amount of Old RGC 10.25% Notes subject to the change of control provision, leaving an outstanding balance of $145,000 on the Old RGC 9% Notes and an outstanding balance of $2,072,000 on the Old RGC 10.25% Notes. The New RGC Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness, including the Company's obligations under the New Credit Facility and the Senior Notes. Interest on the New RGC Notes is payable semiannually in arrears on each June 15 and December 15, commencing on December 15, 1995.

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

                 The Company exchanged $140,184,000 Old F4L Senior Subordinated Notes for an equal amount of new 13.75% Senior Subordinated Notes due 2005 (the "New F4L Senior Subordinated Notes," and together with the Old F4L Senior Subordinated Notes, the "13.75% Senior Subordinated Notes") of the Company, leaving an outstanding balance of $4,816,000 on the Old F4L Senior Subordinated Notes. The 13.75% Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness including the Company's obligations under the New Credit Facility and the Senior Notes. Interest on the 13.75% Senior Subordinated Notes is payable semiannually in arrears on each June 15 and December 15 commencing on December 15, 1995. The 13.75% Senior Subordinated Notes may be redeemed beginning in fiscal year 1996 at a redemption price of 106.111 percent. The redemption price declines ratably to 100 percent in fiscal 2000.

         Financial Covenants

                 The New Credit Facility, among other things, requires the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings, to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to fixed charges and indebtedness. In addition, the New Credit Facility and the indentures governing the New F4L Notes, the New RGC Notes and the New F4L Senior Subordinated Notes limit, among other things, additional borrowings, dividends on, and redemption of, capital stock and the acquisition and the disposition of assets. At October 8, 1995, the Company was in compliance with the financial covenants of its debt agreements. At October 8, 1995, dividends and certain other payments are restricted based on terms in the debt agreements.

                 The proceeds of the New Credit Facility and the new debt issuances (as described above) were used as sources of financing for the Merger. (See Footnote 2 -- "Organization and Acquisition").

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

8.       DIVIDENDS

                 In connection with the Merger, the Company paid dividends to Holdings of $6.9 million. The Company paid dividends to Holdings of $3.4 million for the purchase, by Holdings, of shares of Holdings common stock from stockholders who exercised statutory dissenters' rights in connection with the merger of Holdings and its majority stockholder Food 4 Less, Inc. There are no other shares subject to statutory dissenters' rights. Up to $10 million of the Seller Debentures were subject to an agreement (the "Put Agreement") between The Yucaipa Companies ("Yucaipa") and a selling stockholder of RSI common stock (the "Selling Stockholder") in which Yucaipa was required to purchase up to $10 million of the Seller Debentures back from the Selling Stockholder upon a put by the Selling Stockholder. On June 14, 1995, the Selling Stockholder put $10 million of the Seller Debentures ("Put Debentures") to Yucaipa. Yucaipa then sold the Put Debentures to Bankers Trust Company at a price of $6.5 million. As part of the Put Agreement, Holdings was obligated to reimburse
         Yucaipa for any losses or expenses incurred in connection with a put by the Selling Stockholder. As such, the Company paid dividends to Holdings of $3.5 million for the loss which Yucaipa incurred as a result of the put by the Selling Stockholder. Holdings subsequently recorded a $3.5 million discount to the Seller Debentures.

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

                 The exercise price of each incentive stock option shall be determined by the Committee, but, in the case of each incentive stock option, shall not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of each non-qualified stock option is determined by the Committee at its discretion.

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

                 At October 8, 1995, stock options covering 2,415,000 shares of Holdings common stock, all of which were granted in connection with the Merger, were the only options issued under the Plan and none of
         these options had been exercised or canceled.   Each of such stock
         options has an exercise price of $10, which has been adjusted with respect to each option holder to reflect the cancellation of the EAR payments.

10.      SUBSEQUENT EVENTS

                 On November 1, 1995, the Company entered into an agreement with Smith's Food & Drug Centers, Inc. ("Smith's") to sublease (for approximately 23 years, with renewal options through 2043) Smith's one million square foot distribution center and creamery facility in Riverside, California and to acquire certain operating assets and inventory at that facility. The Company will pay approximately
         $15 million for the operating assets (plus the cost of certain additional assets based on a physical count) and will pay Smith's cost, less certain discounts, for the inventory to be acquired (which was valued at approximately $13.3 million based on inventory levels at November 12, 1995). The Company will pay annual base rent of approximately $8.8 million under the sublease. The transaction is scheduled to be completed on or before January 29, 1996. This transaction will delay and modify the previously planned integration for the existing Ralphs and Food 4 Less warehouse facilities; however, the Company believes the transaction will result in increased operating efficiencies, cost offsets and reduced capital expenditures. The acquisition of the Riverside facility, which is subject to certain conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, will result in an additional fourth quarter restructuring charge, the amount of which has not yet been finalized.

                 On October 20, 1995, the holder (the "Holder") of the 13 5/8% Senior Discount Debentures due 2005 of Holdings (the "New Discount Debentures") sold $193,363,000 principal amount of the New Discount Debentures at a price equal to 77% of the accreted value thereof. The sale of the New Discount Debentures was effected by BT Securities Corporation ("BT Securities"). BT Securities received a fee in the amount of 2% ($2.1 million) of the aggregate accreted value of the New Discount

         Debentures. Holdings reimbursed the Holder for such fee and other expenses of the sale as contemplated by a registration rights agreement executed concurrently with the consummation of the Merger.

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

         The Company's results of operations for the 36 weeks ended October 8, 1995 include 19 weeks of the operations of F4L Supermarkets prior to the Merger and 17 weeks of operations of the combined Company. Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability is attributable to several factors, including the size of the combined Company (since the Merger is expected to approximately double F4L Supermarkets' annual sales volume), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

         The Merger is being accounted for as a purchase of RGC by F4L Supermarkets. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Merger was consummated, will reflect RGC's assets and liabilities at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of RGC's assets will be recorded as goodwill and amortized over a 40-year period. The purchase price allocation reflected in the Company's unaudited balance sheet at October 8, 1995 is based on management's preliminary estimates. The actual purchase accounting adjustments, including adjustments to loss contingency accruals, will be determined within one year following the Merger and may vary from the preliminary estimates at October 8, 1995.

         At October 8, 1995, the Company operated 291 conventional supermarkets and 59 Food 4 Less warehouse stores in Southern California. It also operated 65 additional stores in Northern California and certain areas of the Midwest. Following the Merger, the Company commenced the process of converting the Company's Alpha Beta, Boys and Viva stores to the Ralphs format and also began converting selected Ralphs stores to the Food 4 Less warehouse format. As of October 8, 1995, 111 former Alpha Beta, Boys or Viva stores had been converted to the Ralphs format and four former Ralphs stores had been converted to the Food 4 Less warehouse format, with an additional six former Ralphs stores currently being converted.

         At October 8, 1995, the Company's bakery, creamery and deli manufacturing operations and the management of major corporate departments had been consolidated. The full integration of the Company's administrative departments is expected to be completed by the end of fiscal 1995. The previously planned integration and consolidation of the Company's warehousing and distribution facilities into three primary facilities will be delayed and modified as a result of the agreement with Smith's to lease its Riverside, California distribution and creamery facility. (See Note 10 -- "Subsequent Events.")

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 and 36 weeks ended October 8, 1995 and September 17, 1994:


                                                 12 WEEKS ENDED                            36 WEEKS ENDED
                                                 --------------                            --------------
                                     OCTOBER 8, 1995      SEPTEMBER 17, 1994   OCTOBER 8, 1995     SEPTEMBER 17, 1994
                                     ---------------      ------------------   ---------------     ------------------
                                                            (DOLLARS IN MILLIONS)
                                                                 (UNAUDITED)
Sales                                $1,207.1  100.0%       $598.7  100.0%     $2,688.0  100.0%     $1,767.6  100.0%
Gross profit                            241.1   20.0         103.0   17.2         509.9   19.0         310.1   17.5
Selling, general, administrative
   and other, net                       225.0   18.6          88.2   14.7         480.0   17.9         255.4   14.4
Amortization of excess costs over
   net assets acquired                   10.0    0.9           1.8    0.3          16.5    0.6           5.3    0.3
Restructuring charge                     --     --            --     --            63.6    2.4          --     --
Operating income (loss)                   6.1    0.5          13.1    2.2         (50.2)  -1.9          49.4    2.8
Interest expense                         55.8    4.6          16.0    2.7         104.7    3.9          47.4    2.7
Loss (gain) on disposal of assets         0.1   --            (0.5)  -0.1          (0.3)  --            (0.4)  --
Provision for earthquake losses          --     --            --     --            --     --             4.5    0.3
Provision for income taxes               --     --             0.9    0.2           0.5   --             2.9    0.2
Loss before extraordinary charge        (49.8)  -4.1          (3.3)  -0.6        (155.1)  -5.8          (5.0)  -0.3
Extraordinary charge                     --     --            --     --            23.1    0.9          --     --
Net loss                               $(49.8)  -4.1         $(3.3)  -0.6       $(178.2)  -6.6         $(5.0)  -0.3



         Sales. Sales per week increased $50.7 million, or 101.6%, from $49.9 million in the 12 weeks ended September 17, 1994 to $100.6 million in the 12 weeks ended October 8, 1995 and increased $25.6 million, or 52.1%, from $49.1 million in the 36 weeks ended September 17, 1994 to $74.7 million in the 36 weeks ended October 8, 1995. The increase in sales for the 12 and 36 weeks ended October 8, 1995, was primarily attributable to the addition of 174 conventional supermarkets acquired through the Merger. The sales increase was partially offset by a comparable store sales decline of 3.0% and 2.4% for the 12 and 36 weeks ended October 8, 1995, respectively. Excluding stores scheduled for divestiture or closing, the comparable store sales decreased 1.9% and 1.4% for the 12 and 36 weeks ended October 8, 1995, respectively. Management believes that the decline in comparable store sales is partially attributable to additional competitive store openings and remodels in Southern California, as well as the Company's own new store openings and conversions. Notwithstanding these factors, comparable store sales in fiscal 1995 have improved relative to recent years.

         Gross Profit. Gross profit increased as a percentage of sales from 17.2% in the 12 weeks ended September 17, 1994 to 20.0% in the 12 weeks ended October 8, 1995 and increased from 17.5% in the 36 weeks ended September 17, 1994 to 19.0 in the 36 weeks ended October 8, 1995. The increase in gross profit margin was primarily attributable to the addition of 174 conventional supermarkets which diluted the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. Gross profit during the 12 and 36 weeks ended October 8, 1995 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income
(Loss)."

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $88.2 million and $225.0 million for the 12 weeks and $255.4 million and $480.0 million for the 36 weeks ended September 17, 1994 and October 8, 1995, respectively. SG&A increased as a percentage of sales from 14.7% to 18.6% and from 14.4% to 17.9% for the same periods. The increase in SG&A as a percentage of sales was due primarily to the addition of 174 conventional supermarkets acquired through the

Merger. The additional conventional supermarkets diluted the effect of the Company's warehouse stores (which have lower SG&A than the Company's conventional supermarkets) on its SG&A margin for the period. SG&A during the 12 and 36 weeks ended October 8, 1995 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Restructuring Charge. During the quarter ended July 16, 1995, the Company recorded a $63.6 million charge associated with the closing of 39 stores and one warehouse facility. Pursuant to the settlement agreement with the State of California, 24 Food 4 Less stores (as well as 3 Ralphs stores) must be divested by December 31, 1995. Although not required by such settlement agreement, an additional 15 under-performing stores are scheduled to be closed by June 30, 1996. The restructuring charge consists of write-downs of property, plant and equipment ($40.6 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0 million); and miscellaneous expenses ($2.6 million). The expected cash payments to be made in connection with the restructuring charge total $7.2 million. It is expected that cash payments will be made by June 30, 1996. The increase in the restructuring charge over previous estimates was due primarily to the addition of the $16.1 million reserve for the closure of the warehouse and stores. The remaining increase resulted from the identification of additional assets to be written-off. During the 36 weeks ended October 8, 1995, the Company utilized $37.5 million of the reserve for restructuring costs ($46.6 million of costs partially offset by $9.1 million of proceeds from the divestiture of stores). The charges consisted of write-downs of property, plant and equipment ($23.1 million); write-off of the Alpha Beta trademark ($8.3 million); and write-off of other assets ($6.1 million). No additional expenses are expected to be incurred in future periods in connection with these closings. The Company has determined that there is no impairment of existing goodwill related to the store closures based on its projections of future undiscounted cash flows. The addition of the Riverside facility will likely result in an additional fourth quarter restructuring charge, the amount of which has not yet been finalized. (See Note 10 -- "Subsequent Events.")

         Operating Income (Loss). In addition to the factors discussed above, operating income for the 12 and 36 weeks ended October 8, 1995 was impacted by approximately $28 million and $58 million, respectively, for costs associated with the conversion of stores and integration of the Company's operations. Management anticipates these costs to continue during fiscal 1995 until the integration plan is completed. During the 12 and 36 week periods, these costs related primarily to (i) markdowns on clearance inventory at the Company's Alpha Beta, Boys and Viva stores being converted to the Ralphs format, (ii) the stepped-up advertising campaign promoting the store conversion program and (iii) incremental labor costs associated with the training of Company personnel following store conversions.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $16.0 million and $55.8 million for the 12 weeks and $47.4 million and $104.7 million for the 36 weeks ended September 17, 1994 and October 8, 1995, respectively. The increase in interest expense was primarily due to the increased indebtedness incurred in conjunction with the Merger (see "Liquidity and Capital Resources").

         Provision for Earthquake Losses.   On January 17, 1994, Southern
California experienced a major earthquake which resulted in the temporary closure of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption). The pre-tax financial impact, net of insurance recoveries, was $4.5 million. The Company reserved for this charge during the 36 weeks ended September 17, 1994.

         Loss Before Extraordinary Charge. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charge increased from $3.3 million in the 12 weeks ended September 17, 1994 to $49.8 million in the 12 weeks ended October 8, 1995, and from $5.0 million in the 36 weeks ended September 17, 1994 to $155.1 million in the 36 weeks ended October 8, 1995.

         Extraordinary Charge. The extraordinary charge of $23.1 million recorded during the quarter ended July 16, 1995 relates to the refinancing of the F4L Supermarkets Old Credit Facility, 10.45% Senior Notes due 2000, and the 13.75% Senior Subordinated Notes due 2001 and the Food 4 Less Holdings, Inc. 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of related debt issuance costs.

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

         The proceeds from the New Credit Facility, Public Offerings and the New Equity Investment and the issuance by Holdings of $59.0 million initial accreted value of 13.625% Senior Discount Debentures due 2005 (the "New Discount Debentures") for cash, $41.0 million in initial accreted value of additional New Discount Debentures as Merger consideration and $131.5 million aggregate principal amount of 13.625% Senior Subordinated Pay-In-Kind Debentures due 2007 (the "Seller Debentures"), provided the sources of financing required to consummate the Merger and to repay outstanding bank debt of approximately $176.5 million at F4L Supermarkets and $228.9 million at RGC, to repay existing mortgage debt of $174.0 million (excluding prepayment fees) at RGC and to pay $84.4 million to the holders of the Senior Discount Notes due 2004 of Holdings (the "Discount Notes") (excluding related fees). Proceeds from the New Credit Facility and the Public Offerings were used to pay the cash portions of F4L Supermarkets' exchange offers and consent solicitations with respect to (i) the 10.25% Senior Subordinated Notes due 2002 of RGC (the "Old RGC 10.25% Notes,") and the 9% Senior Subordinated Notes due 2003 of RGC (the "Old RGC 9% Notes," and together with the old RGC 10.25% Notes, the "Old RGC Notes") (collectively, the "RGC Exchange Offers"), and (ii) the 10.45% Senior Notes due 2000 of F4L Supermarkets (the "Old F4L Senior Notes") and the 13.75% Senior Subordinated Notes due 2001 of F4L Supermarkets (the "Old F4L Senior Subordinated Notes") (collectively, the "F4L Exchange Offers," and together with the RGC Exchange Offers, the "Exchange Offers"), as well as the Change of Control Offer (as defined below) and accrued interest on all exchanged debt securities in the amount of $27.8 million, to pay $17.8 million to the holders of the RGC Equity Appreciation Rights and to loan $5.0 million to an affiliate for the benefit of such holders, to pay approximately $137.1 million of fees and expenses of the Merger and the related financing and to pay $3.4 million to purchase shares of common stock of Holdings from certain dissenting shareholders. The Company assumed certain existing indebtedness of F4L Supermarkets and RGC in connection with the Exchange Offers, pursuant to which
(i) holders of the Old RGC Notes exchanged approximately $424.0 million aggregate principal amount of Old RGC Notes for an equal principal amount of New RGC Notes, (ii) holders of the Old F4L Senior Notes exchanged approximately $170.3 million aggregate principal amount of Old F4L Senior Notes for an equal principal amount of New F4L Senior Notes, and (iii) holders of the Old F4L Senior Subordinated Notes exchanged approximately $140.2 million aggregate principal amount of Old F4L Senior Subordinated Notes for an equal principal amount of new 13.75% Senior Subordinated Notes due 2005. In addition, pursuant to the terms of the indentures governing the Old RGC Notes, the consummation of the Merger required the Company to make an offer to purchase all of the outstanding Old RGC Notes that were not exchanged in the RGC Offers (the "Change of Control Offer"). The Change of Control Offer resulted in the purchase of an additional $1.1 million of outstanding Old RGC Notes.

         The New Credit Facility provides for a revolving credit facility of $325 million (the "Revolving Credit Facility") less amounts outstanding under a $150 million standby Letter of Credit Facility. At October 8, 1995, there were no borrowings under the Revolving Credit Facility and $92.7 million of standby letters of credit had been issued under the Letter of Credit Facility. Under the terms of the New Credit Facility, the Company is required to repay $1.6 million of the New Term Loans in fiscal 1995. The level of borrowings under the Company's Revolving Credit Facility is dependent upon cash flows from operations, the timing of disbursements, seasonal requirements and capital expenditure activity. At November 20, 1995, the Company had $152.7 million available for borrowing under the Revolving Credit Facility.

         On October 11, 1995, the Company entered into an interest rate collar which effectively set interest rate limits on $300 million of the Company's bank term debt. This interest rate collar, which was effective as of October 19, 1995, limits the interest rate on $300 million to a range of 4.5% to 8.0% LIBOR for two years. This agreement satisfies interest rate protection requirements under the New Credit Facility.

         Cash flow from operations, amounts available under the Revolving Credit Facility and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, working capital needs and debt service requirements for the remainder of fiscal 1995. However, there can be no assurance that the Company will continue to generate cash flow from operations at historical levels or that it will be able to make future borrowings under the Revolving Credit Facility.

         During the 36 week period ending October 8, 1995, cash provided by operating activities was approximately $101.1 million compared to $63.0 million for the 36 weeks ending September 17, 1994. The increase in cash from operating activities is due primarily to changes in operating assets and liabilities for the 36 weeks ending October 8, 1995, partially offset by a decrease in operating income due primarily to the impact of certain costs associated with the integration of the Company's operations subsequent to the Merger. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At October 8, 1995, this resulted in a working capital deficit of $145.9 million.

         Cash used for investing activities was $422.2 million for the 36 weeks ended October 8, 1995. Investing activities consisted primarily of $356.3 million of acquisition costs associated with the Merger and capital expenditures of $68.5 million, partially offset by $4.1 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating and financing activities.

         The capital expenditures discussed above were made to build 11 new stores (8 of which had been completed at October 8, 1995), to remodel 7 stores (all of which had been completed at October 8, 1995) and convert 111 conventional format stores to the Ralphs banner in conjunction with the Merger (all of which had been completed at October 8, 1995) and convert ten Ralphs stores to the Food 4 Less warehouse format (4 of which had been completed at October 8, 1995). The Company also acquired three stores in Northern
California during the 12 weeks ended October 8, 1995.   The Company currently
anticipates that its aggregate capital expenditures for fiscal 1995 will be
approximately $141.5 million.   The remaining portion of the fiscal 1995
capital expenditure budget (approximately $70 million) will be used to (i) complete construction of the 3 new stores in process at October 8, 1995 and begin construction on an additional 11 stores scheduled to open during the first half of fiscal 1996, (ii) complete the conversion of 15 supermarkets from the Ralphs format to Food 4 Less warehouse stores and (iii) complete the transition of the La Habra based data center to the data center located in the
main office in Compton.    Consistent with past practices, the Company intends
to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. At November 15, 1995, the Company had approximately $13.5 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient. However, the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its operating strategy. In the long term, if these programs were substantially reduced, management believes its operating businesses, and ultimately its cash flow, would be adversely affected.

         The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisition in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains. Currently the Company is focusing on the integration of its operations following the Merger. For a discussion of the costs associated with the sublease of the Riverside warehouse see Note 10 - "Subsequent Events."

         Cash provided by financing activities was $366.3 million for the 36 weeks ended October 8, 1995. Financing activities consisted primarily of the following; (i) proceeds from issuance of new debt in the amount of $956.2 million including proceeds of $600 million under the New Credit Facility, proceeds of $350 million from the issuance of New F4L Senior Notes and proceeds of $100 million from the issuance of New RGC Notes net of issuance costs of $93.8 million and (ii) proceeds from cash capital contributions by Holdings of $12.1 million. These sources were partially offset by principal payments on long-term debt of $559.6 million including: $125.7 million under the old credit agreement, $228.9 million under the old RGC term loan; and $174.0 million in real estate loans.

         The Company is a wholly-owned subsidiary of Holdings. Holdings has $100 million initial accreted value of the New Discount Debentures and $131.5
million principal amount of the Seller Debentures outstanding.   Holdings is a
holding company which has no assets other than the capital stock of the Company. Holdings will be required to commence semi-annual cash payments of interest on the New Discount Debentures and the Seller Debentures commencing five years from their date of issuance in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, the Company intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. The Company may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses. In connection with the resale of the New Discount Debentures by the holder thereof (the "Holder") on October 20, 1995, a fee in the amount of 2% ($2.1 million) of the aggregate accreted value of the New Discount Debentures was paid to BT Securities Corporation for effecting the sale. Holdings reimbursed the Holder for such fee and other expenses of the sale as contemplated by a registration rights agreement executed concurrently with the consummation of the Merger. See "Note 10" of the Notes to Consolidated Financial Statements.

         The Company is highly leveraged. At October 8, 1995, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $2.0 billion and $164.8 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and interest payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 10.1 Distribution Center Transfer Agreement, dated as of November 1, 1995, by and between Smith's Food & Drug Centers, Inc., a Delaware corporation, and Ralphs Grocery Company, relating to the Riverside, California property.

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Los Angeles, State of California.



Dated:     November 22, 1995                   RALPHS GROCERY COMPANY


                                                    /s/ Greg Mays
                                          --------------------------------
                                                      Greg Mays
                                              Executive Vice President
                                              Finance & Administration
                                               Chief Financial Officer

                             RALPHS GROCERY COMPANY

                               INDEX TO EXHIBITS

     The following exhibits are filed as a separate section of this report:

EXHIBIT                                                                            SEQUENTIALLY
  NO.                             DESCRIPTION OF EXHIBIT                          NUMBERED PAGE
-------     ------------------------------------------------------------------    --------------
10.1        Distribution Center Transfer Agreement, dated as of November 1,
            1995, by and between Smith's Food & Drug Centers, Inc., a Delaware corporation, and Ralphs Grocery Company, relating to the
            Riverside, California property.