Form 10-K
period 1996-01-28
RALPHS GROCERY CO /DE/
filed 1996-04-29
CIK 835676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For Fiscal Year Ended                                                             Commission File Number
              January 28, 1996                                                                       33-31152


                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                                          95-4356030
       (State or other jurisdiction of                                                           (I.R.S. Employer
       incorporation or organization)                                                         Identification Number)


         1100 West Artesia Boulevard                                                                  90220
             Compton, California                                                                    (Zip code)
  (Address of principal executive offices)


                                 (310) 884-9000
              (Registrant's telephone number, including area code)


                       Securities registered pursuant to
                        Section 12(b) of the Act:  None

                       Securities registered pursuant to
                        Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No _____.

         At April 29, 1996, there were 1,513,938 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates and employees of the registrant, and there was no public market for the Common Stock.

                                     PART I

ITEM 1.  BUSINESS

         Ralphs Grocery Company (the "Company"), formerly known as Food 4 Less Supermarkets, Inc. ("F4L Supermarkets"), a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a retail supermarket company with a total of 408 stores which are located in Southern California (345) , Northern California (27) and certain areas of the Midwest (36). The Company is the largest supermarket company in Southern California. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with major manufacturing facilities, including a bakery and creamery operations, and full-line warehouse and distribution facilities servicing its Southern California operations.

         On June 14, 1995, Holdings acquired all of the common stock of Ralphs Supermarkets, Inc. ("RSI") in a transaction accounted for as a purchase by F4L Supermarkets. The consideration for the acquisition consisted of $388.1 million in cash, $131.5 million principal amount of 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007 of Holdings (the "Seller Debentures") and $18.5 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 of Holdings (the "New Discount Debentures"). F4L Supermarkets, RSI and RSI's wholly-owned subsidiary, Ralphs Grocery Company ("RGC"), combined through mergers (the "Merger") in which RSI remained as the surviving entity and changed its name to Ralphs Grocery Company (referred to as the "Company" herein).

         F4L Supermarkets was organized by The Yucaipa Companies ("Yucaipa"), a private investment group, in connection with the June 1989 acquisition of Breco Holding Company, Inc. ("BHC"), which owned Boys, Viva, and Cala stores. Concurrently with the acquisition of BHC (the "BHC Acquisition"), Food 4 Less, Inc. ("FFL"), a corporation controlled by an affiliate of Yucaipa, contributed to F4L Supermarkets all of the outstanding capital stock of Falley's, Inc. ("Falley's"), which owned F4L Supermarkets' Midwestern stores and its Food 4
Less Southern California stores.   F4L Supermarkets added six stores to its
Northern California Division by acquiring Bell Markets, Inc. ("Bell") on June 30, 1989, and added seven stores to its Southern California Division by acquiring certain operating assets of ABC Market Corp. ("ABC") on January 15, 1990. On June 17, 1991, F4L Supermarkets acquired all of the outstanding capital stock of Alpha Beta Company ("Alpha Beta"), which operated 142 stores in seven Southern California counties (the "Alpha Beta Acquisition"). On March 29, 1994, F4L Supermarkets added ten warehouse format stores (collectively the "Food Barn Stores") to its Midwestern Division which it acquired from Associated Wholesale Grocers, Inc.

         The Company operates both conventional and warehouse format stores under various names. The following table sets forth by retail format the number of stores operated by each of the Company's three divisions at January 28, 1996 (unless otherwise indicated, all references to numbers of stores and other store data in this Annual Report on Form 10-K are as of January 28,
1996):


                                     Southern        Northern
                                    California       California       Midwestern          Total
                                    ----------       ----------       ----------          -----
         Ralphs                            277            -                -                277
         Cala                                -            9                -                  9
         Bell                                -            13               -                 13
         Falley's                            -            -                5                  5
                                        ------       ------            -----              -----
            Total Conventional             277            22               5                304

         Food 4 Less                        68            -                31                99
         FoodsCo                             -            5                -                  5
                                       -------       ------           ------             ------
            Total Warehouse                 68            5                31               104
                                         -----       ------              ----              ----
            Total Stores                   345           27                36               408
                                          ====        =====              ====              ====


RECENT EVENTS

         On December 29, 1995, the Company consummated an agreement with Smith's Food & Drug Centers, Inc. ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California (for approximately 23 years, with renewal options through 2043) and to acquire certain operating assets and inventory at that facility. The sublease provides for a subrental of approximately $8.8 million per annum. The aggregate purchase price of operating assets and inventory acquired was approximately $8.7 million (net of certain offsetting payments). In addition to the acquisition of Smith's distribution and creamery facility, the Company also acquired nine of Smith's Southern California stores which became available when Smith's withdrew from the California market. The acquisition of the Smith's distribution center will delay and modify the previously planned integration for the existing Ralphs and Food 4 Less warehouse facilities; however, the Company believes the transaction will result in increased operating efficiencies, cost offsets and reduced capital expenditures.

         During fiscal 1995, certain financial covenants and other terms of the New Credit Facility were amended to, among other things, provide for the acquisition of the Smith's Food and Drug Centers, Inc. ("Smith's") Riverside distribution center and creamery facility, the acquisition of certain operating assets and inventory at that facility, the acquisition of nine of the Smith's Southern California stores and the closure of up to nine stores in conjunction with these acquisitions.

SOUTHERN CALIFORNIA DIVISION

         The Southern California Division operates 345 supermarkets in eight counties under the names "Ralphs" and "Food 4 Less." The Company's Southern California stores accounted for 87 percent of the Company's sales for the 52 weeks ended January 28, 1996.

         The combination of Ralphs Grocery Company and Food 4 Less Supermarkets, Inc. has created the largest food retailer in Southern California. Since the Merger, the Company has consolidated all of its stores in
the region under its two leading complementary formats.    The

Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest price impact warehouse supermarket chain under the "Food 4 Less" name. Management believes the consolidation of its formats in Southern California has improved the Company's ability to adapt its stores' merchandising strategy to the local markets in which they operate while achieving cost savings and other efficiencies.

         Ralphs Conventional Format. The Company operates 277 Ralphs stores in Southern California. All of the Company's conventional stores in the region use the "Ralphs" name and are operated under a single format. Each store is merchandised to appeal to the local community it serve and offers competitive pricing with emphasis on overall value. Ralphs' substantial supermarket product selection is a significant aspect of its marketing efforts: Ralphs stocks between 20,000 and 30,000 merchandise items in its stores, including approximately 2,800 private label products. Ralphs stores offer name-brand grocery products; quality and freshness in its produce, meat, seafood, delicatessen and bakery products; and broad selection in all departments. Most Ralphs stores offer service delicatessen departments, on-premises bakery facilities and seafood departments. Ralphs emphasizes store ambiance and cleanliness, fast and friendly service, the convenience of debit and credit card payment (including many in-store branch banks) and 24-hour operations in most stores.

         Food 4 Less Warehouse Format. The Company operates 68 stores in Southern California which target the price-conscious segment of the market in
both urban and suburban areas under the name "Food 4 Less."   Food 4 Less is a
warehouse-style, price impact store which is positioned to offer the lowest overall prices in its marketing areas by passing on to the consumer savings achieved through labor efficiencies and lower overhead and advertising costs associated with the warehouse format, while providing the product selection and variety associated with a conventional format. In-store operations are designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets; for example, merchandise is presented on warehouse style racks in full cartons, reducing labor intensive unpacking, and customers bag their own groceries. Labor costs are also reduced because the stores generally do not have labor-intensive service departments such as delicatessens, bakeries and fresh seafood departments, although they do offer a complete line of fresh meat, fish, produce and baked goods.

         The Food 4 Less format generally consists of large facilities constructed with high ceilings to accommodate warehouse racking with overhead pallet storage. Wide aisles accommodate forklifts and, compared to conventional supermarkets, a higher percentage of total store space is devoted to retail selling because the top of the warehouse-style grocery racks on the sales floor are used to store inventory, which reduces the need for large backroom storage. The Food 4 Less warehouse format supermarkets have brightly painted walls and inexpensive signage in lieu of more expensive graphics. In addition, a "Wall of Values" located at the entrance of each store presents the customer with a selection of specially priced merchandise. Management believes that there is a significant segment of the market, encompassing a wide range of demographic groups, which prefers to shop in a warehouse format supermarket because of its lowest overall pricing. The Company plans to continue its rapid growth of the Food 4 Less format by opening 10 new warehouse format stores in fiscal 1996, seven of which were acquired from Smith's.


     Advertising and Promotion

         As a result of the consolidation of conventional format stores in Southern California under the "Ralphs" name, the Company eliminated most of the separate advertising associated with Food 4 Less' existing Alpha Beta, Boys and Viva formats. Because Ralphs' current advertising program now covers the Southern California region, the Company will be able to expand the number of Ralphs stores without significantly increasing advertising costs.

         Ralphs' marketing strategy is to provide a combination of wide product selection, quality and freshness of perishable products, competitive prices and double coupons supporting Ralphs' advertising theme, "Everything You Need, Every Time You Shop." The Ralphs Savings Plan, a marketing campaign designed to enhance customer value, is comprised of six major components: Guaranteed Low Prices ("GLPs"), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this campaign, Ralphs' private label offering of approximately 2,800 products provides value to the customer.

         Ralphs stores promote sales through the use of product coupons, consisting of manufacturers' coupons and Ralphs' own promotional coupons. Ralphs offers a double coupon program in all stores with Ralphs matching the price reduction offered by the manufacturer. Ralphs also generates store traffic through weekly advertised specials, special sales promotions such as discounts on recreational activities, seasonal and holiday promotions, increased private label selection, club pack items and exclusive product offerings.

         The Food 4 Less warehouse stores utilize print and radio advertising which emphasizes Food 4 Less' low-price leadership, rather than promoting special prices on individual items. The Food 4 Less warehouse stores also utilize weekly advertising circulars, customized to local communities, which highlight the merchandise offered in each store.

     Purchasing, Manufacturing and Distribution

         In March 1996, the Company commenced operations in a state-of-the-art distribution and creamery facility located in Riverside, California which was acquired from Smith's. The technologically-advanced 90-acre complex is expected to improve the quality, service and productivity of the Company's distribution and manufacturing operations. The Riverside complex has more than one million square feet of warehousing and manufacturing space consisting of a 675,000 square foot dry grocery service center, 270,000 square foot refrigerated and frozen food facility and a 115,000 square foot creamery facility.

         The acquisition of the Riverside complex allows the Company to consolidate distribution into three modern, efficient facilities located in Compton, Glendale and Riverside, California. This consolidation is being accomplished by closing the Company's La Habra warehouse, Carson warehouse, Long Beach Avenue warehouse and the Slauson frozen food warehouse, as well as several other outside frozen food, deli and general merchandise facilities.
The benefits resulting from the reduction of distribution facilities include
(i) reductions in inventory levels, transportation between facilities and management overhead, (ii) simplified coordination of inter-facility activities,
(iii) improved service levels for store orders, and (iv) the elimination of outside storage costs. Other benefits include a reduction of future capital expenditures requirements. The consolidation of the Company's distribution facilities is expected to be completed by the third quarter of fiscal year 1996.

         The Riverside complex also increases distribution capacity of the Company by increasing storage capacity to 120,000 pallets and increasing the assortment of items that are internally supported (increasing dry grocery from 10,000 to 14,000 SKUs and perishable and frozen items by 1,500 SKUs).

         The Riverside creamery is the production point for all fluid milk products bound for sale in the Company's Food 4 Less warehouse stores. Bottled water, fruit juice and ice for the entire Company will also be processed and packaged at the Riverside creamery. Milk bound for the Company's Ralphs conventional stores, as well as all ice cream and ice cream products, will continue to be processed at the Company's existing creamery in Compton, California.

         The Company also operates a 17 million cubic foot high-rise automated storage and retrieval system ("ASRS") warehouse for non- perishable items, in
Glendale, California.   The automated warehouse has a ground floor area of
170,000 square feet and capacity of approximately 50,000 pallets.   The ASRS
facility can hold substantially more inventory and requires fewer employees to operate than a conventional warehouse of equal size.

         The Company's third major Southern California distribution center is its 5.4 million cubic foot facility in Compton, California designed to process and store all perishable products (the "Perishables Service Center" or "PSC"). This facility was constructed in 1992 and has enabled the Company to have the ability to deliver perishable products to its stores on a daily basis, thereby improving the freshness and quality of these products.

         In addition to the foregoing facilities, the Company will continue to operate the 316,000 square foot bakery in La Habra, California to manufacture a broad line of baked goods.

         Combined shipments from the Company's Southern California warehouse facilities accounted for approximately 75 percent of the Southern California Division's total purchases during the 52 weeks ended January 28, 1996. Additional purchases, consisting of mostly general merchandise, approximating 2 percent of the division's total during this same period, were made through Certified Grocers of California, Ltd. ("Certified"), a food distribution cooperative in which the Company is a member.

     Store Operations and Retail Systems

         The Southern California Division's store equipment and facilities are generally in excellent condition. The Ralphs stores range in size from approximately 15,600 square feet to 69,500 square feet and average approximately 35,300 square feet. The Southern California Food 4 Less stores are generally larger and range in size from approximately 27,400 square feet to 84,300 square feet, and average approximately 49,700 square feet. The Company believes the Southern California Division's warehouse and distribution system and the design of its stores permit the Company to decrease in-store stockroom space and thereby increase available selling area.

         The Southern California Division's management information systems and optical scanning technology reduce the labor costs attributable to product pricing and customer check-out, and provide the Company's management with information that facilitates purchasing and receiving, inventory management, warehouse reordering and management of accounts payable. All of the Company's Southern California Division stores currently offer an electronic funds transfer system which allows customers to make purchases, obtain cash or check approvals in transactions linked to their bank accounts. In addition, the Company's stores now offer customers the convenience of making purchases with major credit cards.

     Expansion and Development

         As a result of Ralphs' 123-year history and Alpha Beta's 92-year history in Southern California, the Company has valuable and well- established store locations, many of which are in densely populated metropolitan areas.
Additionally, the Company has a technologically advanced store base.    During
fiscal 1995, the Company acquired 174 stores through the Merger, opened 6 new Food 4 Less stores and 5 new Ralphs stores in Southern California, converted 124 stores from Alpha Beta, Boys and Viva formats to the Ralphs and Food 4 Less formats, closed 44 stores and remodeled 11 stores.

         The Company plans to expand the Southern California Division by opening new stores as well as replacing older and smaller stores. The Company intends to continue to focus its new store construction and store conversion efforts during fiscal 1996 and future years on the Food 4 Less format, which has proven to have a strong appeal to value conscious consumers across a wide range of demographic groups. To this end, the Company plans to continue its store expansion program in Southern California by opening 25 new stores during fiscal 1996 (including the nine stores acquired from Smith's, seven of which will be Food 4 Less stores), and additional stores in subsequent years.
During fiscal year 1996, in Southern California, the Company plans to remodel 21 conventional format stores and 4 of the warehouse format stores. The Company's merger, expansion, remodel and conversion efforts have required, and will continue to require, the funding of significant capital expenditures. See
Item 7 -- "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Remodelings and openings, among other things, are subject to the availability of developers' financing, agreements with developers and landlords, local zoning regulations, construction schedules and other factors, including costs, often beyond the Company's control. Accordingly, there can be no assurance that the schedule will be met. Further, there is competition for new store sites, and it is possible that this competition might adversely affect the timing of its new store program. From time to time, the Company also closes or sells marginal stores.


NORTHERN CALIFORNIA AND MIDWESTERN DIVISIONS

         The Northern California Division of Food 4 Less operates 22 conventional supermarkets in the greater San Francisco Bay area under the "Cala" and "Bell" names, and five warehouse format stores under the "FoodsCo" name. Management believes that the Northern California Division has excellent store locations in the city of San Francisco that would be very difficult to replicate. The Midwestern Division of Food 4 Less operates 36 stores, of which 31, including ten former "Food Barn" stores which Food 4 Less acquired in March 1994, are warehouse format stores operated under the "Food 4 Less" name, and five of which are conventional supermarkets operated under the "Falley's" name. Of these 36 stores, 32 are located in Kansas and four are located in Missouri. Management believes the Food 4 Less warehouse format stores are the low-price leaders in each of the markets in which they compete. The Northern California Division's conventional store strategy is to attract customers through its convenient locations, broad product line and emphasis on quality and service, and its advertising and promotion strategy highlights the reduced price specials offered in its stores. In contrast, the Company's warehouse format stores, operated under the Food 4 Less name in the Midwestern Division and the FoodsCo name in the Northern California Division, emphasize lowest overall prices rather than promoting special prices on individual items. The Northern California Division's conventional stores range in size from approximately 8,500 square feet to 32,500 square feet, and average approximately 19,500 square feet. The Northern California Division's warehouse stores range in size from approximately 30,000 square feet to 59,600 square feet, and average approximately 41,800 square feet. The Midwestern Division's warehouse format stores range in size from approximately 8,800 square feet to 60,200 square feet and average approximately 37,900 square feet.

         The Northern California Division purchases merchandise from a number of suppliers; however, approximately 36 percent of its purchases are made through Certified Grocers of California, Ltd. ("Certified"), a food distribution cooperative, pursuant to supply contracts. The Northern California Division does not operate its own warehouse facilities, relying instead on direct delivery to its stores by Certified and other vendors. Food 4 Less' Southern California warehouse facilities supply a portion of the merchandise sold in the Northern California Division stores.

         The Midwestern Division's primary supplier is Associated Wholesale Grocers ("AWG"), a member-owned wholesale grocery cooperative based in Kansas City. The Midwestern Division does not operate a central warehouse, but purchases approximately 70 percent of the merchandise sold in its stores from AWG. Management believes that, as AWG's largest single customer, the Midwestern Division has significant buying power, allowing it to provide a broader product line more economically than it could if it maintained its own full-line warehouse. The Midwestern Division produces approximately 50 percent of all case-ready fresh meat items sold in its stores at its central meat plant located in Topeka, Kansas.

         Since the beginning of fiscal 1991, the Northern California Division has remodeled 13 stores, opened six new stores and, in fiscal 1995, acquired three stores from Roger Wilco, now operated as Bell stores. The Northern California Division Food 4 Less warehouse stores were renamed as FoodsCo warehouse stores in fiscal 1994 following the sale by the Company of the exclusive rights to use the "Food 4 Less" name in Northern California to Fleming Companies, Inc., which previously held a non-exclusive license. See "Licensing Operations" for further discussion of the amendment to the Fleming license.

         The acquisition in March 1994 of ten warehouse stores formerly operated as "Food Barn" stores increased the Midwestern Division's Food 4 Less warehouse store count from 28 at June 26, 1993 to 38 at January 28, 1996. During the last five fiscal years, the Midwestern Division has opened two new stores, acquired ten stores, closed three stores and remodeled eight stores. While the Company has no definitive plans to construct or acquire new stores in the Midwestern Division in fiscal 1996, the Company intends to focus future expansion there on its Food 4 Less operations.


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

         The Southern California Division competes with several large national and regional chains, principally Albertsons, Hughes, Lucky, Stater Bros., and Vons, and with smaller independent supermarkets and grocery stores as well as warehouse clubs and other "alternative format" food stores. The Northern California Division competes with large national and regional chains, principally

Lucky and Safeway, and with independent supermarket and grocery store operators and other retailers, including "alternative format" stores. The Midwestern Division's supermarkets compete with several national and regional supermarket chains, principally Albertson's and Dillons, as well as independent grocery and "alternative format" stores such as Hypermarket USA. The Company positions its warehouse format supermarkets as the overall low-price leaders in each marketing area in which they operate.

EMPLOYEES

         The Company believes that its relationship with its employees is excellent. At January 28, 1996, the Company had a total of 30,101 employees, as shown in the table below.

                                                          Southern       Northern
                                                         California     California      Midwestern     Total
                                                         ----------     ----------      ----------   ---------
         Administrative                                       1,573             64              41       1,678
         Warehouse, manufacturing and
            transportation                                    3,318              -              61       3,379
         Stores                                              21,540          2,123           1,381      25,044
                                                             ------          -----           -----      ------
              Total                                          26,431          2,187           1,483      30,101
                                                             ======          =====           =====      ======


         Of the Company's 30,101 total employees at January 28, 1996, there were 26,369 employees covered by union contracts, principally with the United Food and Commercial Workers Union (the "UFCW"). The table below sets forth information regarding the Company's union contracts which cover more than 100 employees.


                              UNION                              NUMBER OF EMPLOYEES COVERED            DATE(S) OF EXPIRATION
                              -----                              ---------------------------            ----------------------
                 UFCW                                            15,737 Southern California             October 3, 1999
                                                                   Division clerks and
                                                                   meatcutters
                 Hospital and Service Employees                  606 Southern California                January 19, 1997
                                                                   Division store porters
                 International Brotherhood of Teamsters          2,802 Southern California              September 13, 1998
                                                                   Division drivers
                                                                   and warehousemen
                 UFCW                                            2,034 Northern California              March 7, 1998
                                                                   Division clerks and
                                                                   meatcutters
                 UFCW                                            3,708 Southern California              February 26, 2000
                                                                   Division clerks and
                                                                   meatcutters
                 Bakery and Confectionery Workers                219 Southern California                February 9, 1997
                                                                   Division bakers



LICENSING OPERATIONS

         The Company owns the "Food 4 Less" trademark and service mark and licenses the "Food 4 Less" name for use by others. In fiscal 1995, earnings from licensing operations were approximately $328,000. An exclusive license with the right to sublicense the "Food 4 Less" name in all areas of the United States except Arkansas, Iowa, Illinois, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin, the upper peninsula of Michigan, certain portions of Kansas, Missouri, and

Tennessee has been granted to Fleming Companies, Inc. ("Fleming"), a major food wholesaler and retailer. In August of 1993, the Company amended its licensing agreement with Fleming to give Fleming exclusive use of the Food 4 Less name in Northern California and the Company exclusive use in Southern California (the
"Amendment").   With the exception of Northern California, and subject to the
Amendment and certain proximity restrictions, the Company retains the right to open and operate its own "Food 4 Less" warehouse supermarkets throughout the United States. As of January 28, 1996, there were 174 Food 4 Less warehouse supermarkets in 15 states, including the 99 stores owned or leased and operated by the Company. Of the remaining 75 stores, Fleming operates 15 under license, 15 are operated under sublicenses from Fleming and 45 are operated by other licensees.

ITEM 2.  PROPERTIES

         At January 28, 1996 the Company operated 408 supermarkets, as set forth in the table below:

                                                          Number of                                Average
                                                        Supermarkets               Total        Square Feet/
                                                        ------------
         Division                                    Owned         Leased       Square Feet       Facility
         --------                                    -----         ------       -----------     ------------
         Southern California                         60(a)           285         13,151,000          38,100
         Northern California                          -               27            637,000          23,600
         Midwestern                                   2(b)            34          1,299,000          36,100

         ----------------------

         (a) Includes fifteen stores located on real property subject to ground leases.
         (b) Includes one store that is partially owned and partially leased.

         Most of the Southern California Division's store locations are held pursuant to long-term leases, many of which, in the opinion of management, have below-market rental rates or other favorable lease terms. The average remaining term (including all renewal options) of the Company's supermarket leases is approximately 30 years.

         In addition to the supermarkets, the Company operates three main warehouse and distribution centers in Southern California. The newly acquired 90 acre Riverside distribution complex has more than one million square feet of warehousing and manufacturing space consisting of a creamery and several warehouses for dry grocery, dairy/deli and frozen food storage. The 170,000 square foot high-rise automated storage and retrieval system Glendale warehouse ("ASRS") located in the Atwater district of Los Angeles, opened in 1987, handles non-perishable items is ten stories high and has a capacity of approximately 50,000 pallets. The Perishable Service Center ("PSC") in Compton, opened in 1992, is a 5.4 million cubic foot facility designed to process and store all perishable products.

         The Company also has manufacturing operations located in Compton that produce a variety of dairy and other products, including fluid milk, ice cream, yogurt and bottled waters and juices, as well as packaged ice, cheese and salad preparations. The bakery operation is located at the La Habra complex and measures 316,000 square feet.

         Due to the increase in warehouse space, the La Habra distribution center and a number of smaller warehouses used by the Company have become obsolete and it is expected that by the third quarter of fiscal year 1996, the Company will have consolidated its warehousing operations into the three main centers described above.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. To date, the Court has yet to certify any of these classes, while a demurrer to the complaints was denied. The Company is continuing to actively defend itself in these class action suits.

         Ralphs and Food 4 Less are subject to regulation by a variety of governmental agencies, including, but not limited to, the California Department of Alcoholic Beverage Control, the California Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments.

         In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or are the subject of potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

         In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that RGC conduct a subsurface characterization of its Glendale warehouse property located in the Atwater district of Los Angeles. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the San Fernando Valley. Significant parts of the San Fernando Valley, including the area where RGC's grocery warehouse is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning RGC's grocery warehouse. Since that time, the Regional Board has requested further investigation by RGC. RGC conducted the requested investigations and reported the results to the Regional Board. Approximately 25 companies have entered into a Consent Order (EPA Docket No. 94-11) with the EPA to investigate and design a remediation system for contaminated groundwater beneath an area which includes RGC's grocery warehouse. RGC is not a party to the Consent Order, but is cooperating with requests of the subject companies to allow installation of monitoring or recovery wells on
RGC's property.   On or about October 12, 1995, the EPA mailed a Special Notice
Letter to 44 parties, including Ralphs as owner and operator of the Glendale property, naming them as potentially responsible parties ("PRPs"). Ralphs and other PRPs have agreed to enter into negotiations over a consent decree with the EPA to implement a remedial design and reimburse oversight costs. The PRPs have also agreed to an Alternative Dispute Resolution Process to allocate the costs among themselves. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

         RGC removed underground storage tanks and remediated soil contamination at the grocery warehouse property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users.
Although the
possibility of other contamination from prior operations or adjacent properties exists at the grocery warehouse property, management does not believe that the costs of remediating such contamination will be material to the Company.

         Apart from the grocery warehouse property, the Company has had environmental assessments performed on most of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations.

         At the time that Food 4 Less acquired Alpha Beta in 1991, it learned that certain underground storage tanks located on the site of the La Habra facility may have previously released hydrocarbons. In connection with the acquisition of Alpha Beta, the seller (who is also the lessor of the La Habra facility) agreed to retain responsibility, subject to certain limitations, for remediation of the release.

         The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         There is no public trading market for the Company's common stock, $.01 par value per share (the "Common Stock"). As of April 29, 1996, Holdings was the sole stockholder, beneficially and of record, of the Common Stock.

         The Company has never paid and does not expect in the foreseeable future to pay any dividends on its Common Stock. The indentures governing the Company's outstanding debt securities contain certain restrictions on the payment of cash dividends with respect to the Company's Common Stock, and the Company's bank credit facility also restricts such payments.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

THE COMPANY

         The following table sets forth certain selected consolidated historical financial data of Ralphs Grocery Company (formerly Food 4 Less Supermarkets, Inc.). The operating results of the Company for the 52 weeks ended June 29, 1991 include the results of Alpha Beta from June 17, 1991, the date of its acquisition by the Company. The operating and balance sheet data of the Company set forth in the table below as of and for the 52 weeks ended January 28, 1996, the 31 weeks ended January 29, 1995, the 52 weeks ended June 25, 1994, June 26, 1993, June 27, 1992, and June 29, 1991 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The following information should be read in conjunction with the historical financial statements of the Company and related notes and "Item 7 -- Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein.

                                  52 Weeks      52 Weeks     52 Weeks      52 Weeks       31 Weeks     52 Weeks
                                    Ended        Ended        Ended         Ended          Ended         Ended
                                  June 29,      June 27,     June 26,      June 25,      January 29,   January 28,
                                   1991(a)        1992         1993         1994(b)       1995(c)        1996(d)
                                  --------      --------     --------      ---------     ----------    ------------

                                                (dollars in thousands, except store data)
Operating Data:
Sales                            $1,606,559    $2,913,493    $2,742,027    $2,585,160    $1,556,522    $4,335,109

Cost of sales (e)                 1,340,841     2,392,655     2,257,835     2,115,842     1,294,147     3,485,993
                                  ---------     ---------     ---------     ---------     ---------     ---------
Gross profit (e)                    265,718       520,838       484,192       469,318       262,375       849,116
Selling, general, administrative
   and other, net                   213,083       469,751       434,908       388,836       222,359       785,576
Amortization of goodwill              5,315         7,795         7,571         7,691         4,615        21,847
Restructuring charge                      -             -             -             -         5,134(f)    123,083(g)
                                -----------       -------    ----------   -----------     ---------     ---------
Operating income (loss) (e)          47,320        43,292        41,713        72,791        30,267       (81,390)
Interest expense                     50,084        70,211        69,732        68,250        42,222       178,774
Loss (gain) on disposal of assets       623        (1,364)       (2,083)           37          (455)         (547)
Provision for earthquake losses           -             -             -         4,504(h)          -             -
Provision for income taxes            2,505         3,441         1,427         2,700             -           500
                                  ---------       -------     ---------     ---------     ---------    ----------
Loss before
   extraordinary charges             (5,892)      (28,996)      (27,363)       (2,700)      (11,500)     (260,117)
Extraordinary charges                 3,757(i)      4,818(j)          -             -             -        23,128(k)
                                  ---------       -------    ----------   -----------     ---------    ----------
Net loss(l)                      $   (9,649)   $  (33,814)   $  (27,363)   $   (2,700)    $ (11,500)   $ (283,245)
                                  =========     =========     =========     =========     =========    ==========

Non-Cash Charges:
Depreciation and amortization
   of property and equipment     $   20,399    $   37,898    $   37,426    $   41,380     $  25,966    $   92,282

Amortization of goodwill and
   other assets                      11,453        16,979        20,214        15,703        10,657        33,047
Amortization of deferred
    financing costs                   5,177         6,304         4,901         5,472         3,413         8,193

Store Data:
Stores at end of period                 259           249           248           258           267           408
Annual sales per
   selling square foot           $      584    $      538   $       533    $      487     $     452(m) $      477


Balance Sheet Data
   (end of period)(n):
Working capital (deficit)        $   13,741    $  (66,254)  $   (19,222)   $  (54,882)    $  74,776)   $ (178,456)

Total assets                        979,958       998,451       957,840       980,080     1,000,695     3,188,129
Total long-term debt                540,759       509,829       522,440       495,942       506,576     2,028,308
Redeemable stock                          -             -             -             -             -             -
Stockholder's equity                 84,557        50,771        72,863        69,021        57,803        59,119

                                               (See footnotes on following page)

(a) Operating data for the 52 weeks ended June 29, 1991 include the results of Alpha Beta from June 17, 1991, the date of its acquisition only. Alpha Beta's sales for the two weeks ended June 29, 1991 were $59.2 million.

(b) Operating data for the 52 weeks ended June 25, 1994 include the results of the Food Barn Stores, which were not material, from March 29, 1994, the date of the acquisition of 10 Food Barn Stores.

(c) F4L Supermarkets changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a 31-week transition period.

(d) Operating data for the 52 weeks ended January 28, 1996 reflect the acquisition of RSI on June 14, 1995.

(e) Cost of sales has been principally determined using the last-in, first-out ("LIFO") method of valuing inventory. If cost of goods sold had been determined using the first-in, first-out ("FIFO") method, gross profit and operating income would have been greater by $2,118,000, $3,554,000, $4,441,000, $699,000, $2,729,000 and
         $2,214,000 for the 52 weeks ended June 29, 1991, June 27, 1992, June 26, 1993, and June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996, respectively.

(f) The Company converted 11 of its conventional supermarkets to warehouse stores. During the 31 weeks ended January 29, 1995, the Company recorded a non-cash restructuring charge for the write-off of property and equipment at the 11 stores of $5.1 million.

(g) The Company recorded a $75.2 million restructuring charge associated with the closing of 58 stores and one warehouse facility in the 52 weeks ended January 28, 1996. Pursuant to the settlement agreement with the State of California, 24 Food 4 Less stores (as well as 3 Ralphs stores) were required to be divested and an additional 34 under-performing stores were closed. The Company also recorded a $47.9 million restructuring charge associated with the closing of 9 stores and one warehouse facility in the 52 weeks ended January 28, 1996, in conjunction with the agreement with Smith's to lease the Riverside warehouse facility and 9 stores.

(h) On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closing of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, inventory, or damage to the affected stores. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured, subject to deductibles, against earthquake losses (including business interruption). The pre-tax charge to earnings, net of insurance recoveries, was approximately $4.5 million.

(i) Represents an extraordinary charge of $3.8 million (net of related income tax benefit of $2.5 million) relating to the refinancing of the Company's former bank credit facility (the "Old Credit Agreement") and the Company's Senior Subordinated Increasing Rate Notes due 1996 (the "IRNs") in connection with the Alpha Beta Acquisition and the write-off of related debt issuance costs.

(j) Represents an extraordinary net charge of $4.8 million reflecting the write-off of $6.7 million (net of related income tax benefit of $2.5 million) of deferred financing costs as a result of the early redemption of a portion of the Company's bank term loan, partially offset by a $1.9 million extraordinary gain (net of a related income tax expense of $0.7 million) on the replacement of partially depreciated assets following the civil unrest in Los Angeles.

(k) Represents an extraordinary charge of $23.1 million relating to the refinancing of F4L Supermarkets' old credit facility, 10.45% Senior Notes due 2000 (the "Old F4L Senior Notes"), 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes") and Holdings' 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of their related debt issuance costs.

(l) Net loss includes a pre-tax provision for self insurance, which is classified in cost of sales, selling, general and administrative expenses, and interest expense, of $15.1 million, $51.1 million, $43.9 million, $25.7 million, $9.8 million and $32.6 million for the 52 weeks ended June 29, 1991, June 27, 1992, June 26, 1993, and June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996, respectively. Included in the 52 weeks ended June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996 are reduced employer contributions of $8.1 million, $14.3 million and $26.1 million, respectively, related to union health and welfare benefit plans.

(m) Amount represents the Company's sales for the 1995 transition period divided by total selling square feet prorated for the 31 weeks ended January 29, 1995.

(n) Balance sheet data as of June 29, 1991 reflect the Alpha Beta Acquisition and the financings and refinancings associated therewith. Balance sheet data as of June 25, 1994 reflect the acquisition of 10 Food Barn Stores. Balance sheet data as of January 28, 1996 reflect the Merger and the financings and refinancings associated therewith.

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

         The Company's results of operations for the 52 weeks ended January 28, 1996 include 20 weeks of the operations of F4L Supermarkets prior to the Merger and 32 weeks of operations of the combined Company. Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability as a result of the Merger is attributable to several factors, including the size of the combined Company (since the Merger approximately doubled F4L Supermarkets' annual sales volume), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

         The Merger is being accounted for as a purchase of RGC by F4L Supermarkets. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Merger was consummated, reflect RGC's net assets at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of RGC's net assets was recorded as goodwill and is being amortized over a 40-year period. The purchase price allocation reflected in the Company's balance sheet at January 28, 1996 is based on management's preliminary estimates. The actual purchase accounting adjustments, including adjustments to loss contingency accruals, will be determined within one year following the Merger and may vary from the preliminary estimates at January 28, 1996.

         At January 28, 1996, the Company operated 277 conventional supermarkets and 68 Food 4 Less warehouse stores in Southern California. It also operated 63 stores in Northern California and certain areas of the Midwest. Following the Merger, the Company converted F4L Supermarkets' Alpha Beta, Boys and Viva stores to the Ralphs format and converted selected Ralphs stores to the Food 4 Less warehouse format.

         As of January 28, 1996, the Company's bakery, creamery and deli manufacturing operations and the management of major corporate departments had been consolidated. The full integration of the Company's administrative departments is expected to be completed by June 1996. The previously planned integration and consolidation of the Company's warehousing and distribution facilities into three primary facilities will be delayed and modified as a result of the agreement with Smith's Food and Drug Centers, Inc. ("Smith's") to lease its Riverside, California distribution and creamery facility. See "Southern California Division-Purchasing, Manufacturing and Distribution."

         Following the consummation of the Merger, sales in the Company's Southern California Division fell short of anticipated levels for the second half of fiscal 1995. This shortfall was caused primarily by smaller than anticipated benefits from the Company's advertising program and greater than expected competitive pressures. Though the largest impact was experienced by the Company's Alpha Beta, Boys and Viva stores which were converted to the Ralphs format, the base Ralphs stores and the Ralphs stores being converted to the warehouse format were also affected. The Company's operating margins following the consummation of the Merger were further adversely affected by delays in the implementation of certain promotional buying and other programs, excessive price markdowns in stores undergoing conversion and a less advantageous than expected product mix in certain stores. Greater than anticipated transition expenses were also experienced in integrating store operation and inventory distribution functions. As a result of these various factors, in February 1996, the Company further amended its Credit Agreement to conform the financial covenants contained in the agreement to the Company's actual post-Merger results. Following the adoption of these amendments, the Company believes that the covenant levels contained in the agreement are consistent with anticipated operating results for fiscal 1996.

         F4L Supermarkets changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a 31-week transition period ended January 29, 1995. References to fiscal year 1993, fiscal year 1994, the 1995 transition period and fiscal year 1995 are to the 52-week period ended June 26, 1993, the 52-week period ended June 25, 1994, the 31-week period ended January 29, 1995, and the 52-week period ending
January 28, 1996, respectively.   The operating results for the 1995 transition
period are not directly comparable to those of fiscal 1993, fiscal 1994 or fiscal 1995, as these periods include 52 weeks of operations.

RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth the historical operating results of the Company for the 52 weeks ended June 26, 1993 and June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996:


                               Fiscal Year           Fiscal Year             1995             Fiscal Year
                                  1993                   1994         Transition Period          1995
                        ------------------------  ----------------    -----------------   --------------------
                                                        (dollars in millions)
Sales                       $2,742.0   100 .0%   $2,585.2    100.0%   $1,556 .5   100.0%    $4,335.1   100.0%
Gross profit                   484.2     17.7       469.3     18.1       262 .4    16.9        849.1    19.6
Selling, general,
   administrative and
   other, net                  434.9     15.9       388.8     15.0       222 .4    14.3        785.6    18.1
Amortization of goodwill         7.6     0 .3         7.7      0.3         4 .6     0.3         21.8     0.5
Restructuring charge             0.0     0 .0         0.0      0.0         5 .1     0.3        123.1     2.8
Operating income (loss)         41.7     1 .5        72.8      2.8         30.3     1.9        (81.4)   (1.9)
Interest expense                69.8     2 .5        68.3      2.6         42.2     2.7        178.8     4.1
Loss (gain) on disposal
   of assets                    (2.1)   (0 .1)        0.0      0.0         (0.5)   (0.0)        (0.5)   (0.0)
Provision for earthquake
   losses                        0.0     0 .0         4.5      0.2         0 .0     0.0          0.0     0.0
Provision for income taxes       1.4     0 .1         2.7      0.1         0 .0     0.0          0.5     0.0
Loss before extraordinary
   charge                      (27.4)    (1.0)       (2.7)    (0.1)       (11.5)   (0.7)      (260.1)   (6.0)
Extraordinary charge             0.0     0 .0         0.0      0.0         0 .0     0.0         23.1     0.5
Net loss                       (27.4)    (1.0)       (2.7)    (0.1)       (11.5)   (0.7)      (283.2)   (6.5)

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 28, 1996 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 31 WEEKS ENDED JANUARY 29, 1995.

         Sales.   Sales per week increased $33.2 million, or 66.1 percent, from
$50.2 million in the 31 weeks ended January 29, 1995 to $83.4 million in the 52
weeks ended January 28, 1996.   The increase in sales was primarily
attributable to the addition of 174 conventional supermarkets acquired through the Merger. The sales increase was partially offset by a pro-forma comparable store sales (includes the combined sales of F4L Supermarkets and RGC for the period prior to the Merger) decline of 1.9 percent for the 52 weeks ended January 28, 1996 as compared to the 52 weeks ended January 28, 1995.
Excluding stores scheduled for divestiture or closing, pro-forma comparable store sales decreased 1.2 percent. Management believes the decline in comparable store sales was primarily attributable to additional competitive store openings and remodels in Southern California, as well as the Company's own new store openings and conversions.

         Gross Profit.  Gross profit increased as a percentage of sales from
16.9 percent in the 31 weeks ended January 29, 1995 to 19.6 percent in the 52 weeks ended January 28, 1996. The increase in gross profit margin was primarily attributable to the addition of 174 conventional supermarkets which diluted the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. Gross profit was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $222.4 million and $785.6 million for the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996, respectively. SG&A increased as a percentage of sales from 14.3 percent to 18.1 percent for the same periods. The increase in SG&A as a percentage of sales was due primarily to the addition of 174 conventional supermarkets acquired through the Merger. The additional conventional supermarkets diluted the effect of the Company's warehouse stores (which have lower SG&A than the Company's conventional supermarkets) on its SG&A margin for the period. The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1993, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves recognized in fiscal 1995 was $26.1 million, which partially offset the increase in SG&A. SG&A was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."


         Restructuring Charge. During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. Twenty-four of these stores were required to be closed pursuant to a settlement agreement with the State of California in connection with the Merger. Three RGC stores were also required to be sold. Thirty- four of the closed stores were under-performing former F4L Supermarkets stores. The $75.2 million restructuring charge consisted of write- downs of property and equipment ($52.2 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses
($4.0 million); and miscellaneous expenses  ($2.6 million).   During fiscal
year 1995, the Company utilized $34.7 million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). The charges consisted of write-downs of property and equipment ($33.2 million); write-off of the Alpha Beta trademark ($8.3 million); and expenditures associated with the closed stores and the warehouse facility, write-off of other assets, lease termination expenditures and miscellaneous expenditures ($8.5 million). Future lease payments of approximately $19.1 million will be offset against the remaining reserve. Management believes that the remaining reserve is adequate to complete the planned restructuring.

         On December 29, 1995, the Company consummated an agreement with Smith's to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's withdrew
from the California market.   As a  result of the acquisition of the Riverside
distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal year 1996. Also, the Company closed nine of its stores which were near the acquired former Smith's stores. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities, consisting of write-downs of property and equipment ($16.1 million), closure costs ($2.2 million), and lease termination expenses ($29.6 million).

         Operating Income (Loss). In addition to the factors discussed above, operating income includes charges of approximately $75 million for costs associated with the conversion of stores and integration of the Company's operations. These costs related primarily to (i) markdowns on clearance inventory at F4L Supermarkets' Alpha Beta, Boys and Viva stores converted to the Ralphs format, (ii) an advertising campaign announcing the Merger, and
(iii) incremental labor cost associated with the training of Company personnel following store conversions. In addition, the Company has experienced higher than anticipated warehousing and distribution costs since the Merger, primarily due to the delay in the planned consolidation of the Company's distribution facilities resulting from the acquisition of the Smith's Riverside distribution center. The Company has taken steps to reduce these increased costs in future periods.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $42.2 million for the 31 weeks ended January 29, 1995 and $178.8 million for the 52 weeks ended January 28, 1996. The increase in interest expense was primarily due to the increased indebtedness incurred in conjunction with the Merger. See "Liquidity and Capital Resources."

         Loss Before Extraordinary Charge. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charge increased from $11.5 million for the 1995 transition period to $260.1 million for fiscal year 1995.

         Extraordinary Charge. An extraordinary charge of $23.1 million was recorded during fiscal year 1995 relating to retirement of indebtedness of F4L Supermarkets in connection with the Merger and the write-off of the related deferred financing costs.

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JUNE 25, 1994 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JUNE 26, 1993.

         Sales. Sales decreased $156.8 million or 5.7 percent from $2,742.0 million in the 52 weeks ended June 26, 1993 to $2,585.2 million in the 52 weeks ended June 25, 1994. The decrease in sales resulted primarily from a 6.9 percent decline in comparable store sales. The decline in comparable store sales primarily reflected (i) the weak economy in Southern California, (ii) lower levels of price inflation in certain key food product categories, and
(iii) competitive factors, including new stores, remodeling and promotional activity. This decrease in sales was partially offset by sales from new and remodeled stores opened or acquired during fiscal 1994.

         Gross Profit. Gross profit increased as a percent of sales from 17.7 percent in the 52 weeks ended June 26, 1993 to 18.1 percent in the 52 weeks ended June 25, 1994. The increase in gross profit margin was attributable to improvements in product procurement and an increase in vendors' participation in the Company's promotional costs. These improvements were partially offset by an increase in the number of warehouse format stores (which have lower gross margins) from 45 at June 26, 1993 to 66 at June 25, 1994, and the effect of the fixed cost component of gross profit as compared to a lower sales base.

         Selling, General, Administrative and Other, Net. SG&A expenses were $434.9 million and $388.8 million for fiscal year 1993 and fiscal year 1994, respectively. SG&A decreased as a percent of sales from 15.9 percent to 15.0 percent for the same periods. The Company experienced a reduction of workers' compensation and general liability self-insurance costs of $18.2 million due primarily to cost control programs implemented by the Company, including awards for stores with the best loss experience, specific achievable goals for each store, and increased monitoring of third-party administrators, and, to a lesser extent, a lower sales base which reduced the Company's exposure. In addition, the Company maintained tight control of administrative expenses and store level expenses, including payroll (due primarily to increased productivity), advertising, and other controllable store expenses. Because the Company's warehouse stores have lower SG&A than conventional stores, the increase in the number of warehouse stores, from 45 at June 26, 1993 to 66 at June 25, 1994, also contributed to decreased SG&A.

         The Company recognized $8.1 million in fiscal 1994 for its share of the excess UFCW health and welfare plan reserves. Offsetting the reduction in employer contributions was a $5.5 million contract ratification bonus and contractual wage increases.

         The reduction in SG&A as a percentage of sales was partially offset by the effect of the fixed cost component of SG&A as compared to a lower sales base.

         Interest Expense. Interest expense (including amortization of deferred financing costs) decreased $1.5 million from $69.8 million to $68.3 million for the 52 weeks ended June 26, 1993 and June 25, 1994, respectively. The decrease in interest expense was due primarily to reduced borrowings under the Old Revolving Credit Facility and the Old Term Loan.

         Provision for Earthquake Losses. On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 31 of F4L Supermarkets' stores. The closures were caused primarily by loss of electricity, water, inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption), subject to certain deductibles. The pre-tax loss, net of insurance recoveries, was approximately $4.5 million.

         Net Loss. Primarily as a result of the factors discussed above, the Company's net loss decreased from $27.4 million in fiscal 1993 to $2.7 million in fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company and Holdings utilized new financing proceeds of approximately $525 million, which were paid to the former RSI stockholders, to consummate the Merger. The new financing proceeds included the issuance of preferred stock by Holdings to a group of investors for cash proceeds of approximately $140 million (the "New Equity Investment"). In addition, the Company entered into a new credit facility (the "New Credit Facility") pursuant to which, upon the closing of the Merger, it incurred $600 million under the term loan portion of the New Credit Facility (the "New Term Loans") and approximately $91.6 million of standby letters of credit under the $325 million revolving credit facility (the "New Revolving Facility"). The Company also issued $350 million aggregate principal amount of new 10.45% Senior Notes due 2004 (the "New F4L Senior Notes") and $100 million aggregate principal amount of new 11% Senior Subordinated Notes due 2005 (the "New RGC Notes") pursuant to public offerings (the "Public Offerings").

         The proceeds from the New Credit Facility, Public Offerings and the New Equity Investment and the issuance by Holdings of $59.0 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 (the "New Discount Debentures") for cash, $41.0 million in initial accreted value of additional New Discount Debentures as consideration for the Merger and for associated fees and $131.5 million aggregate principal amount of 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007 (the "Seller Debentures"), provided the sources of financing required to consummate the Merger and to repay outstanding bank debt of approximately $176.5 million at F4L Supermarkets and $228.9 million at RGC, existing mortgage debt of $174.0 million (excluding prepayment fees) at RGC and $84.4 million to the holders of the Senior Discount Notes due 2004 of Holdings (the "Discount Notes") (excluding related fees). Proceeds from the New Credit Facility and the Public Offerings also were used (i) to pay the cash portions of F4L Supermarkets' exchange offers and consent solicitations with respect to the 10.25% Senior Subordinated Notes due 2002 of RGC (the "Old RGC 10.25% Notes"), the 9% Senior Subordinated Notes due 2003 of RGC (the "Old RGC 9% Notes," and together with the old RGC 10.25% Notes, the "Old RGC Notes") (collectively, the "RGC Exchange
Offers"),   the 10.45% Senior Notes due 2000 of F4L Supermarkets (the "Old F4L
Senior Notes") and the 13.75% Senior Subordinated Notes due 2001 of F4L Supermarkets (the "Old F4L Senior Subordinated Notes") (collectively, the "F4L Exchange Offers," and together with the RGC Exchange Offers, the "Exchange Offers"), as well as the Change of Control Offer (as defined below) and accrued interest on all exchanged debt securities in the amount of $27.8 million, (ii) to pay $17.8 million to the holders of the RGC Equity Appreciation Rights,
(iii) to loan $5.0 million to an affiliate for the benefit of such holders,
(iv) to pay approximately $93.3 million of fees and expenses of the Merger and the related financing, and (v) to pay $3.5 million to purchase shares of common stock of Holdings from certain dissenting shareholders. In addition, Holdings issued $22.5 million of its New Discount Debentures in consideration for certain Merger-related services. The Company assumed certain existing indebtedness of F4L Supermarkets and RGC in connection with the Exchange Offers, pursuant to which (i) holders of the Old RGC Notes exchanged approximately $424.0 million aggregate principal amount of Old RGC Notes for an equal principal amount of New RGC Notes, (ii) holders of the Old F4L Senior Notes exchanged approximately $170.3 million aggregate principal amount of Old F4L Senior Notes for an equal principal amount of New F4L Senior Notes, and
(iii) holders of the Old F4L Senior Subordinated Notes exchanged approximately $140.2 million aggregate principal amount of Old F4L Senior Subordinated Notes for an equal principal amount of new 13.75% Senior Subordinated Notes due 2005. In addition, pursuant to the terms of the indentures governing the Old RGC Notes, the consummation of the Merger required the Company to make an offer to purchase all of the outstanding Old RGC Notes that were not exchanged in the RGC Offers (the "Change of Control Offer"). The Change of Control Offer resulted in the purchase of an additional $1.1 million of outstanding Old RGC Notes.

         At January 28, 1996, there were borrowings of $127.4 million under the New Revolving Facility and $92.7 million of standby letters of credit had been issued. Under the terms of the New Credit Facility, the Company was required to repay $1.6 million of the New Term Loans in fiscal 1995. The New Term Loans require quarterly amortization payments aggregating $19.3 million in fiscal year 1996, $46.0 million in fiscal year 1997 and increasing thereafter. The level of borrowings under the Company's New Revolving Facility is dependent upon cash flows from operations, the
timing of disbursements, seasonal requirements and capital expenditure activity. The Company is required to reduce loans outstanding under the
New Revolving Facility to $150.0 million for a period of not less than 30 consecutive days during the period between the first day of the fourth fiscal
quarter of 1996 and the last day of the first fiscal quarter of 1997.   At
April 19, 1996, the Company had $110.7 million available for borrowing under the New Revolving Facility.

         On October 11, 1995, the Company entered into an interest rate collar which effectively set interest rate limits on $300 million of the Company's bank term debt. This interest rate collar, which was effective as of October 19, 1995, limits the interest rate payable on $300 million of outstanding debt under the New Credit Facility to a range of 4.5 percent to 8.0 percent for two years, thus satisfying the interest rate protection requirements under the New Credit Facility.

         Cash flow from operations, amounts available under the New Revolving Facility and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditure, working capital and debt service requirements during fiscal 1996.

         During fiscal year 1995, cash used by operating activities was approximately $16.8 million as compared to cash provided by operating activities of approximately $17.6 million for the 1995 transition period. The decrease in cash from operating activities is due to changes in operating assets and liabilities in fiscal year 1995 and a decrease in operating income due primarily to the impact of certain costs associated with the integration of the Company's operations subsequent to the Merger. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At January 28, 1996, this resulted in a working capital deficit of $178.5 million.

         Cash used for investing activities was $405.4 million for fiscal year 1995. Investing activities consisted primarily of $303.3 million of acquisition costs associated with the Merger and capital expenditures of $122.4 million, partially offset by $4.1 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating and financing activities.

         The capital expenditures discussed above were made to (i) build 20 new stores (11 of which have been completed), (ii) remodel 11 stores, (iii) convert 111 conventional format stores to the Ralphs banner in conjunction with the Merger, and (iv) convert 13 Ralphs stores to the Food 4 Less warehouse format. The Company also acquired three stores in Northern California during fiscal
1995.   The Company currently anticipates that its aggregate capital expenditures for fiscal 1996 will be approximately $105.0 million (or $95.0 million, net of expected capital leases), of which approximately $96.0 million relate to ongoing expenditures for new stores, equipment and maintenance and approximately $9.0 million relate to Merger-related and other non-recurring items. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions. At April 26, 1996, the Company had approximately $18.0 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its future operating strategy.

Consequently, management believes if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

         The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         Cash provided by financing activities was $470.7 million for fiscal year 1995. Financing activities consisted primarily of the following; (i) proceeds from issuance of new debt in the amount of $950.0 million including proceeds of $600 million under the New Credit Facility, $350 million from the issuance of New F4L Senior Notes and $100 million from the issuance of New RGC Notes, net of issuance costs of $100.0 million and (ii) proceeds from cash capital contributions by Holdings of $12.1 million. These sources were partially offset by principal payments on long-term debt of $576.7 million including: $125.7 million to retire borrowings under the old credit agreement, $228.9 million to extinguish the old RGC term loan; and $174.0 million to repay certain real estate loans.

         The Company is a wholly-owned subsidiary of Holdings. Holdings has outstanding $100 million initial accreted value of New Discount Debentures and
$131.5 million principal amount of  Seller Debentures outstanding.   Holdings
is a holding company which has no assets other than the capital stock of the Company. Holdings will be required to commence semi-annual cash payments of interest on the New Discount Debentures and the Seller Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum.
Subject to the limitations contained in its debt instruments, the Company intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. The Company may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

         RSI and FFL had significant net operating loss carryforwards for regular federal income tax purposes. As a result of the Merger, the Company's ability to utilize such loss carryforwards in future periods is limited to approximately $15.6 million per year with respect to FFL net operating loss carryforwards and approximately $15.0 million per year with respect to RSI's net operating loss carryforwards. Holdings files a consolidated federal income tax return, under which the federal income tax liability of Holdings and its subsidiaries is determined on a consolidated basis. Holdings is a party to a federal income tax sharing agreement with the Company and certain of its subsidiaries (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which the Company is included in any consolidated tax liability of Holdings and has taxable income, the Company will pay to Holdings the amount of the tax liability that the Company would have had on such due date if it had been filing a separate return. Conversely, if the Company generates losses or credits which actually reduce the consolidated tax liability of Holdings and its other subsidiaries, Holdings will credit to the Company the amount of such reduction in the consolidated tax liability. These credits are passed between Holdings and the Company in the form of cash payments. In the event any state and local income taxes are determinable on a combined or consolidated basis, the Tax Sharing Agreement provides for a similar allocation between Holdings and the Company of such state and local taxes. See "Certain Relationships and Related Transactions." The Company will continue to be a party to an indemnification agreement with Federated Department Stores Inc. and certain other parties. Pursuant to the terms of such agreement, the Company made an annual tax payment of $1.0 million in 1995 and will make an annual tax payment of $1.0 million in 1996, with the final tax payment of $5.0 million in 1997.

         The Company is highly leveraged. At January 28, 1996, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $2.1 billion and $59.1 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the New Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and debt service payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

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


RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) and Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company will be required to adopt SFAS 121 and SFAS 123 in fiscal year 1996. The Company does not expect that the adoption of SFAS 121 or SFAS 123 will have a material effect on its financial position or its results of operations in fiscal year 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Schedules on page 45.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers and directors of the Company as of April 29, 1996. Directors serve until the election and qualification of their successors.

         NAME                                  AGE        POSITION
         ----                                  ---        --------
         Byron E. Allumbaugh  . . . . . .      64         Chairman and Director

         George G. Golleher . . . . . . .      48         Chief Executive Officer and Director

         Alfred A. Marasca  . . . . . . .      54         President, Chief Operating Officer  and Director

         Joe S. Burkle  . . . . . . . . .      73         Chief Executive Officer - Falley's and Director

         Greg Mays  . . . . . . . . . . .      49         Executive Vice President  - Finance & Administration and
                                                          Chief Financial Officer

         Harley DeLano  . . . . . . . . .      58         President - Cala Foods

         Tony Schnug  . . . . . . . . . .      51         Group Senior Vice President - Support Operations

         Jan Charles Gray . . . . . . . .      48         Senior Vice President, General Counsel and Secretary

         Robert Beyer . . . . . . . . . .      36         Director

         Ronald W. Burkle . . . . . . . .      43         Director

         Peter Copses . . . . . . . . . .      37         Director

         Patrick L. Graham  . . . . . . .      46         Director

         John Kissick . . . . . . . . . .      54         Director

         Mark A. Resnik . . . . . . . . .      48         Director


         Byron E. Allumbaugh has been Chairman of the Board since January 1996 and a Director since June 1995. He was Chief Executive Officer from June 1995 to January 1996. He was Chairman of the Board and Chief Executive Officer of RGC from 1976 until the Merger. He also is a Director of the Ahmanson Company, El Paso Natural Gas Company, Automobile Club of Southern California and Ultramar, Inc.

         George G. Golleher has been Chief Executive Officer since January 1996 and a Director since June 1995. He was Vice Chairman from June 1995 to January 1996. He was a Director of F4L Supermarkets from its inception in 1989 and was the President and Chief Operating Officer of F4L Supermarkets from January 1990 until the Merger. From 1986 through 1989, Mr. Golleher served as Senior Vice President - Finance and Administration of The Boys Markets, Inc. Prior to joining The Boys Markets, Inc. in 1984, Mr. Golleher served as Vice President and Chief Financial

Officer of Mayfair Markets, Inc. from 1983 to 1984. Mr. Golleher has served as a Director of Dominick's Finer Foods Inc., an affiliate of The Yucaipa Companies, since March 1995.

         Alfred A. Marasca has been President, Chief Operating Officer and a Director since June 1995. He was President and Chief Operating Officer of RGC from February 1994 until the Merger. He was President of RGC from 1993 to 1994, Executive Vice President - Retail from 1991 to 1993, and Executive Vice President - Marketing from 1985 to 1991.

         Joe S. Burkle has been a Director since June 1995 and Chief Executive Officer of Falley's, Inc. since 1987. He was a Director and Executive Vice President of F4L Supermarkets from its inception in 1989 until the Merger.
Mr. Burkle began his career in the supermarket industry in 1946, and served as President and Chief Executive Officer of Stater Bros. Markets, a Southern California supermarket chain. Prior to 1987, Mr. Burkle was a private investor in Southern California. Mr. Burkle is the father of Ronald W. Burkle.

         Greg Mays has been Executive Vice President - Finance & Administration and Chief Financial Officer since September 1995. He was Executive Vice President - Finance & Administration from June 1995 to September 1995. He was Executive Vice President - Finance & Administration and Chief Financial Officer of F4L Supermarkets and of Holdings from December 1992 until the Merger. From 1989 to 1991, Mr. Mays was Chief Financial Officer of Almac's, Inc. and, from 1991 to December 1992, he was President and Chief Financial Officer of Almac's. From April 1988 to June 1989, Mr. Mays was Chief Financial Officer of Food 4 Less of Modesto, Inc. and Cala Foods, Inc.

         Harley DeLano has been President of Cala Foods, Inc. since 1990. Mr. DeLano was General Manager of ABC from 1980 to 1990. He serves as a Director of Certified Grocers.

         Tony Schnug has been Group Senior Vice President - Support Operations since January 1996. He was Senior Vice President of Manufacturing and Construction from June 1995 to January 1996. He was Senior Vice President - Corporate Operations of F4L Supermarkets from 1990 until the Merger. Before joining F4L Supermarkets, he was Managing Director of SAGE, a wholly-owned subsidiary of Ogilvy & Mather, and Vice President - Management Information Systems of The Vons Company.

         Jan Charles Gray has been Senior Vice President, General Counsel and Secretary since June 1995. He was Senior Vice President, General Counsel and Secretary of RGC from 1988 until the Merger. He was Senior Vice President and General Counsel of RGC from 1985 to 1988 and Vice President and General Counsel from 1978 to 1985.

         Robert Beyer has been a Director since June 1995. He has been a Group Managing Director of Trust Company of the West ("TCW") since 1995. Mr. Beyer was Co-Chief Executive Officer of Crescent Capital Corporation, a registered investment advisor, from 1991 until its acquisition by TCW in 1995. From 1986 to 1991, Mr. Beyer was a member of the investment banking department of Drexel Burnham Lambert, Incorporated. From 1983 to 1986, Mr. Beyer was a member of the investment banking department of Bear, Stearns & Co., Inc.

         Ronald W. Burkle has been a Director since June 1995. He was Chairman of the Board from June 1995 to January 1996. Mr. Burkle was a Director, Chairman of the Board and Chief Executive Officer of F4L Supermarkets from its inception in 1989 until the Merger. Mr. Burkle co- founded The Yucaipa Companies, Inc. in 1986 and served as Director, Chairman of the Board, President and Chief Executive Officer of FFL from 1987 and of Holdings from 1992 until the Merger, respectively.

Mr. Burkle has been Chairman of the Board of Dominick's Finer Foods, Inc. since March 1995 and served as Chief Executive Officer from March 1995 until January 1996. Mr. Burkle has also served as Chairman of the Board of Smitty's Supermarkets, Inc. since June 1994 and as a Director of Kaufman & Broad Home Corporation, Inc. since March 1995. Mr. Burkle is the son of Joe S. Burkle.

         Peter Copses has been a Director since June 1995. He has been a Principal since 1990 of Apollo Advisors, L.P. which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Copses is a Director of Dominicks Finer Foods, Inc., Family Restaurants, Inc., Forum Group, Inc. and Zale Corporation.

         Patrick L. Graham has been a Director since June 1995. He joined The Yucaipa Companies as a general partner in January 1993. Prior to that time, he was a Managing Director in the Corporate Finance Department of Libra Investments, Inc. from 1992 to 1993 and Paine Webber, Inc. from 1990 to 1992. From 1982 to 1990, he was a Managing Director of the Corporate Finance Department of Drexel Burnham Lambert, Inc. and an Associate Director of the Corporate Finance Department of Bear Stearns & Co., Inc. Mr. Graham has served as a Director of Smitty's Supermarkets, Inc. since June 1994 and of Dominick's Finer Foods, Inc. since March 1995.

         John Kissick has been a Director since June 1995. He is a principal of Apollo Advisors, L.P. which, together with an affiliate, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, a private investment advisory firm. He serves as Director of Continental Graphics Holdings, Inc., Converse, Inc., The Florsheim Shoe Company, Inc. and Furniture Brands International, Inc.

         Mark A. Resnik has been a Director since June 1995. He was a Director, Vice President and Secretary of F4L Supermarkets from its inception in 1989 until the Merger. He co-founded The Yucaipa Companies, Inc. in 1986 and served as a Director, Vice President and Secretary of FFL from 1987 until the Merger. Mr. Resnik has served as a Director of Smitty's Supermarkets, Inc. since June 1994 and of Dominick's Finer Foods, Inc. since March 1995.

         The Company does not currently pay any fees or remuneration to its directors for service on the board or any board committee, but will reimburse directors for their ordinary out-of-pocket expenses.

         Messrs. R. Burkle, Allumbaugh, Golleher, J. Burkle, Beyer, Copses, Graham, Kissick and Resnik are directors of Holdings.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers"), whose total salary and bonus for the 52 weeks ended January 28, 1996 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for the same time period.

                           SUMMARY COMPENSATION TABLE

                                                                Annual Compensation
                                                                -------------------
                                     Transition                                  No. of Shares
                                    Period/Fiscal                                 Underlying      All Other
Name and Principal Position           Year Ended        Salary         Bonus      Options(6)   Compensation(7)
- ---------------------------         -------------       ------         -----      -------      ------------
Byron E. Allumbaugh(1)            January 28, 1996      $883,333    $  547,692       820,227       $1,848
   Chairman                       January 29, 1995(8)   $      -    $        -             -       $    -
                                  June 25, 1994         $      -    $        -             -       $    -
                                  June 26, 1993         $      -    $        -             -       $    -


George G. Golleher(2)             January 28, 1996      $503,205    $1,950,000(9)    200,000       $1,783
   Chief Executive Officer        January 29, 1995(8)   $298,100    $  300,000             -       $3,329
                                  June 25, 1994         $500,000    $  500,000             -       $3,937
                                  June 26, 1993         $500,000    $  500,000             -            -

Alfred A. Marasca(3)              January 28, 1996      $466,667    $  333,846       300,000       $3,000
   President and                  January 29, 1995(8)   $      -    $        -             -       $    -
   Chief Operating Officer        June 25, 1994         $      -    $        -             -       $    -
                                  June 26, 1993         $      -    $        -             -       $    -


Greg Mays(4)                      January 28, 1996      $286,378    $  355,000(9)          -       $1,783
   Executive Vice President -     January 29, 1995(8)   $154,300    $   85,000             -       $2,687
   Finance / Administration and   June 25, 1994         $250,000    $  150,000             -            -
   Chief Financial Officer        June 26, 1993         $108,000    $   75,000             -            -

Jan Charles Gray(5)               January 28, 1996      $221,667    $  147,901       204,940       $1,198
   Senior Vice President,         January 29, 1995(8)   $      -    $        -             -       $    -
   General                        June 25, 1994         $      -    $        -             -       $    -
   Counsel and Secretary          June 26, 1993         $      -    $        -             -       $    -


- --------------------------

(1)      During fiscal 1995, Byron E. Allumbaugh became Chairman.
(2)      During fiscal 1995, George G. Golleher became Chief Executive Officer.
(3) During fiscal 1995, Alfred A. Marasca became President and Chief Operating Officer.
(4) During fiscal 1995, Greg Mays became Executive Vice President - Finance & Administration and Chief Financial Officer.
(5) During fiscal 1995, Jan Charles Gray became Senior Vice President, General Counsel and Secretary.
(6) All options shown were granted in connection with the Ralphs Merger. Of such options, 220,227, 100,000 and 174,940 were granted to Messrs. Allumbaugh, Marasca and Gray, respectively, in exchange for the cancellation of certain payments to such individuals under RGC equity appreciation rights.
(7) The amounts shown in this column represent annual payments by the Company to the Employee Profit Sharing and Retirement Program of the Company.
(8) F4L Supermarkets changed its fiscal year from the 52 or 53-week period which ends on the last Saturday in June to the 52 to 53-week period which ends on the Sunday closest to January 31, resulting in a 31-week transition period.
(9) Includes payment of a special bonus upon change of control, in connection with the Ralphs Merger, for George Golleher and Greg Mays in the amount of $1,750,000 and $150,000, respectively.

         The following table sets forth information concerning options granted in fiscal 1995 to each of the Named Executive Officers pursuant to Holdings' 1995 Stock Option Plan. All options are exercisable for shares of Holdings' Common Stock.


                          OPTION GRANTS IN FISCAL 1995

                                                                                                   Potential Realizable Value at
                                                                                                      Assumed Annual Rates of
                                                                                                      Stock Price Appreciation
                                                   Individual Grants                                       for Option Term
                              -----------------------------------------------------------           ---------------------------

                                  No. of    % of Total Options    Exercise or
                                  Options  Granted to Employees   Base Price   Expiration
                               Granted(1)(2)  in Fiscal Year        ($/Sh)        Date                  5% ($)        10%($)
                               -------------  --------------        ------        ----                  ------        ------
Byron E. Allumbaugh               820,227          34.1%             7.32        6/14/05               7,356,572    15,270,514


George G. Golleher                200,000           8.3%            10.00        6/14/05               1,257,789     3,187,484


Alfred A. Marasca                 300,000          12.5%             6.67        6/14/05               2,885,684     5,780,227


Greg Mays                               -              -                -              -                       -             -


Jan Charles Gray                  189,940           7.9%             0.79        6/14/05               2,943,870     4,776,502
                                   15,000           0.6%            10.00        6/14/05                  94,334       239,061

________________________

(1) All options shown were granted in connection with the Ralphs Merger. Of such options, 220,227, 100,000 and 174,940 were granted to Messrs. Allumbaugh, Marasca and Gray, respectively, in exchange for the cancellation of certain payments of such individuals under RGC equity appreciation rights.

(2) All options are immediately exercisable except for 15,000 options held by Mr. Gray, which vest over a five-year period commencing June 14, 1996.

     The following tables sets forth for each of the Named Executive Officers, as to outstanding options at January 28, 1996, the number of unexercised options and the aggregate unrealized appreciation on "in-the-money" unexercised options held at such date. No options were exercised by any of the Named Executive Officers during fiscal 1995.


                       1995 FISCAL YEAR END OPTION VALUES



                                              Number of
                                                Shares                                  Value of
                                              Underlying                               Unexercised
                                              Unexercised                              In-the-Money
                                              Options at                               Options at
                                            Fiscal Year End                          Fiscal Year End

                                            Exercisable /                             Exercisable /
        Name                              Unexercisable (#)                         Unexercisable ($)
- -------------------                       -----------------                         -----------------
Byron E. Allumbaugh                           820,227 / 0                              2,198,208 / 0


George G. Golleher                            200,000 / 0                                      0 / 0


Alfred A. Marasca                             300,000 / 0                                999,000 / 0


Greg Mays                                               -                                          -


Jan Charles Gray                         189,940 / 15,000                              1,749,347 / 0

CONSULTING AND EMPLOYMENT AGREEMENTS

         The employment agreement between the Company and Byron Allumbaugh provides for a salary of $1 million for the first year following the Merger and $1.25 million for subsequent years. Mr. Allumbaugh is entitled to a bonus equal to his salary in each year if certain prescribed earnings targets (the "Earnings Targets") for the year are reached.

         In connection with the consummation of the Merger, F4L Supermarkets' board of directors authorized the payment of a special bonus to George Golleher in a lump sum amount equal to the base salary due him under the remaining term of his then existing employment agreement. As a condition of the payment of such bonus, Mr. Golleher's existing employment agreement was cancelled, and he entered into a new agreement which provides for an annual salary of $500,000 plus a bonus equal to his salary in each year if the Earnings Targets are
reached.   Mr. Golleher's new employment agreement continues in effect certain additional rights, including the right to be elected to the Company's board of directors and the right to require the Company to repurchase certain of his shares of New Holdings stock upon his death, disability or termination without cause.

         The employment agreement between the Company and Alfred Marasca provides for a salary of $500,000 per annum and an annual bonus equal to his salary if the Earnings Targets for the year are reached.

         The employment agreement between the Company and Greg Mays provides for a salary of $250,000 per annum and an annual bonus equal to 50 percent of his salary if the Earnings Targets for the year are reached. Mr. Mays also received a special bonus of $150,000 in fiscal 1995 upon the change of control in connection with the Merger.

         The employment agreement between the Company and Jan Charles Gray provides for a salary of $225,000 per annum and an annual bonus equal to 50 percent of his salary if the Earnings Targets for the year are reached.

         The new employment agreements described above are for a term of three years and provide generally that the Company may terminate the agreement for cause or upon the failure of the employee to render services to the Company for a specified period and the employee may terminate the agreement because of the employee's disability. In addition, the employee's services may be suspended upon notice by the Company and in such event the employee will continue to be compensated by the Company during the remainder of the term of the agreement, subject to certain offsets if the employee becomes engaged in another business.

         The Company's consulting agreement with Mr. Joe Burkle provides for compensation of $3,000 per week. Mr. Burkle provides the management and consulting services of an executive vice president under the consulting agreement. The agreement has a five-year term, which is automatically renewed on January 1 of each year for a five-year term unless sixty days' notice is given by either party; provided that if the Company terminates for reasons other than for good cause, the payments due under the agreement continue for the balance of the term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a board committee performing the functions of a compensation committee. Byron E. Allumbaugh, Chairman, and George G. Golleher, Chief Executive Officer of the Company, together with Al Marasca, President, and Greg Mays, Executive

Vice President, made decisions with regard to the Company's executive officer compensation for fiscal 1995.

RETIREMENT PLANS

         Retirement Plan. The Ralphs Grocery Company Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for salaried and hourly nonunion employees with at least one year of credited service (1,000 hours). the Company makes annual contributions to the Retirement Plan in such amounts as are actuarially required to fund the benefits payable to participants in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

         Non-Qualified Retirement Plans. To allow the Company's retirement program to provide benefits based upon a participant's total compensation and without regard to other ERISA or tax code pension plan limitations, eligible executive employees of the Company participate in the Ralphs Grocery Company Supplemental Executive Retirement Plan (the "SERP") and the Ralphs Grocery Company Retirement Supplement Plan (the "Supplement Plan"). The SERP and the Supplement Plan also modify the benefit formula under the Retirement Plan in other respects. The Company has purchased split dollar life insurance policies for participants under the SERP. Under certain circumstances, the cash surrender value of certain split dollar life insurance policies will offset the Company's obligations under the SERP.

         The following table sets forth the combined estimated annual benefits payable in the form of a (single) life annuity under the Retirement Plan, the SERP and the Supplement Plan (unreduced by the cash surrender value of any life insurance policies) to a participant in the above plans who is retiring at a normal retirement date on January 1, 1996 for the specified final average salaries and years of credited service.


                   Final                             Years of Credited Service
                  Average           ----------------------------------------------------------
                  Salary              15           20           25           30          35
                 ---------            --           --           --           --          --
                $  100,000         $ 19,348    $ 25,798     $ 32,347     $ 38,697     $ 45,146
                   200,000           41,848      55,798       69,747       83,697       97,646
                   300,000           90,000     120,000      150,000      180,000      180,000
                   400,000          120,000     160,000      200,000      240,000      240,000
                   600,000          180,000     240,000      300,000      360,000      360,000
                   800,000          240,000     320,000      400,000      480,000      480,000
                 1,000,000          300,000     400,000      500,000      600,000      600,000
                 1,040,000          312,000     416,000      520,000      624,000      624,000


         Messrs. Allumbaugh, Golleher, Marasca, Mays and Gray have completed 37, 10, 7 and 32 years of credited service respectively. Compensation covered by the SERP and Retirement Supplement Plan includes both salary and bonus. The calculation of retirement benefits generally is based on average compensation for the highest three years of the ten years preceding retirement. The benefits earned by a participant under the SERP and Supplement Plan are reduced by any benefits which the participant has earned under the Retirement Plan and may be offset under certain circumstances by the cash surrender value of life insurance policies maintained by the Company pursuant to the insurance agreements entered into by the Company and the executive. Benefits are not subject to any deduction for social security offset.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of Common Stock and Series A Preferred Stock and Series B Preferred Stock of Holdings by each person who, to the knowledge of Holdings, owns 5 percent or more of Holdings' outstanding voting stock, by each person who is a director or Named Executive Officer of the Company, and by all executive officers and directors of the Company as a group.

                                      Common           Series A            Series B
                                   Stock (1) (2)   Preferred Stock(1)  Preferred Stock(1)
                                 ----------------  ------------------  ------------------
                                                                                          Percentage  Percentage
                                   Number              Number            Number            of Total     of all
                                     of                  of                 of              Voting    Outstanding
  Beneficial Owner (3)             Shares     %        Shares     %      Shares        %    Power        Stock
  --------------------             ------  -------     ------  -------   ------     ------- -----        -----
Yucaipa and affiliates:
   The Yucaipa Companies (4)(5)  17,795,939  63.1%            -      -           -       -   39.6%       37.1%
   Ronald W. Burkle (4)(6)        2,046,392  10.1%            -      -           -       -    5.5%        5.1%
   George G. Golleher (2)(6)        462,525   2.3%            -      -           -       -    1.3%        1.2%
      10000 Santa Monica Blvd.
       Los Angeles, CA 90067
                                 ----------  -----   ----------  -----   ---------  ------   -----       -----
          Total                  20,304,856  72.0%            -      -           -       -   45.2%       42.3%

Byron E. Allumbaugh (2)(7)          600,000   3.0%            -      -           -       -    1.6%        1.5%
Alfred A. Marasca (2)(7)            200,000   1.0%            -      -           -       -    0.5%        0.5%
Greg Mays (8)                             -      -            -      -           -       -       -           -
Jan Charles Gray (7)                      -      -            -      -           -       -       -           -
Apollo Advisors, L.P.
Apollo Advisors II, L.P. (9)
   2 Manhattanville Road
   Purchase, NY 10577             1,285,165   6.4%   10,733,244  64.3%           -       -   32.7%       30.2%
BT Investment Partners, Inc.(10)
   130 Liberty Street
   New York, NY 10006               509,812   2.5%      900,000   5.4%   3,100,000  100.0%    3.8%       11.3%
Other 1995 equity investors
   as a group (11)                   40,172   0.2%    5,000,000  30.0%           -       -   13.7%       12.6%
All directors and executive
   officers as a group
   (14 persons) (2)(4)(5)(6)(7)  21,104,856  74.8%            -      -           -       -   47.0%       44.0%

_____________________________

(1) Gives effect to the assumed exercise of outstanding warrants, held by certain institutional investors, to acquire 2,008,874 shares of Holdings common stock.

(2) Gives effect to the exercise of options held by Byron E. Allumbaugh, George G. Golleher and Alfred A. Marasca under a management stock option plan, covering 600,000, 200,000 and 200,000 shares, respectively. Does not give effect to the exercise of additional options to purchase up to 2,000,00 shares of Holdings common stock which have been or may be granted under such stock option plan.

(3) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all shares of Common Stock or Series A Preferred Stock or Series B Preferred Stock owned by such beneficial owner.

(4) Represents shares owned by The Yucaipa Companies, F4L Equity Partners, L.P., FFL Partners, Yucaipa Capital Fund, Yucaipa F4L, LLC and Yucaipa/F4L Partners. These entities are affiliated partnerships which are controlled, directly or indirectly, by Ronald W. Burkle.
         The foregoing entities are parties to a stockholders agreement with other Holdings investors which gives to Yucaipa the right to elect a majority of the directors of Holdings.

(5) Share amount and percentages shown for Yucaipa include a warrant to purchase 8,000,000 shares of Holdings Common Stock held by Yucaipa. Such warrant will become exercisable only upon the occurrence of an initial public offering or certain sale transactions involving Holdings.

(6) Certain management stockholders who own in the aggregate 431,096 shares of Common Stock have entered into a Stockholder Voting Agreement and Proxy pursuant to which Ronald W. Burkle, George G. Golleher and Yucaipa Capital Advisors, Inc. have sole voting control over the shares currently owned by such management
         stockholders until June 14, 2005.   The 431,096 shares have been
         included, solely for purposes of the above table, in the share amounts shown for Mr. Burkle but not for Mr. Golleher. Neither Messrs. Burkle and Golleher nor Yucaipa Capital Advisors, Inc. have the power to dispose of, or any other form of investment power with respect to such shares. Messrs. Burkle and Golleher have sole voting and investment power with respect to 1,194,066 and 462,525 shares of Common Stock they respectively own (including in the case of Mr. Golleher, 200,000 shares issuable upon the exercise of options).

(7) Does not include additional options to purchase 220,227 shares, 100,000 shares and 174,940 shares of Holdings Common Stock held by Messrs. Allumbaugh, Marasca and Gray, respectively, which options were issued at the time of the Ralphs Merger in exchange for the cancellation of certain payments due to such individuals under RGC equity appreciation rights.

(8) Mr. Mays owns 8,890 of the 431,096 shares of Common Stock which are subject to the Stockholder Voting Agreement and Proxy described in note (6) above.

(9) Represents shares owned by one or more entities managed by or affiliated with Apollo Advisors, L.P. or Apollo Advisors II, L.P. (collectively, "Apollo"), together with certain affiliates or designees of Apollo.

(10) Represents shares owned by BT Investment Partners, Inc. ("BTIP"), Bankers Trust New York Corporation and BT Securities Corporation. Bankers Trust New York Corporation and BT Securities Corporation are affiliated with BTIP. BTIP expressly disclaims beneficial ownership of all shares owned by Bankers Trust New York Corporation and BT Securities Corporation.

(11) Includes certain institutional investors, other than Apollo and BTIP, which purchased Series A Preferred Stock of Holdings in connection with the Ralphs Merger. Pursuant to the 1995 Stockholders Agreement, certain corporate actions by Holdings and its subsidiaries require the consent of the directors whom the 1995 equity investors, including Apollo and BTIP, are entitled to elect to the Holdings Board of Directors. Such investors do not affirm the existence of a "group" within the meaning of Rule 13d-5 under the Exchange Act, and expressly disclaim beneficial ownership of all Holdings shares except for those shares held of record by each such investor or its nominees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is a party to a consulting agreement with Yucaipa which provides for certain management and financial services to be performed by
Yucaipa for the benefit of  the Company and its subsidiaries.   The services of
Messrs. R. Burkle, Graham and Resnik, acting in their capacities as directors, and the services of other Yucaipa personnel are provided to the Company pursuant to this agreement. See "Item 10 -- Directors and Executive Officers of the Registrant." Messrs. R. Burkle, Graham and Resnik are partners of Yucaipa. The consulting agreement provides for an annual management fee payable by the Company to Yucaipa in the amount of $4 million. In addition, the Company may retain Yucaipa in an advisory capacity in connection with acquisition or sale transactions, in which case the Company will pay Yucaipa an advisory fee, except that the retention of Yucaipa in connection with a sale of the entire Company would require approval by a majority of the disinterested
directors.   The agreement has a five-year term, which is automatically renewed on each anniversary of the Merger for a five- year term unless ninety days' notice is given by either party. The agreement may be terminated at any time by the Company, provided that Yucaipa will be entitled to full monthly payments under the agreement for the remaining term thereof, unless the Company terminates for cause pursuant to the terms of the agreement. Yucaipa may terminate the agreement if the Company fails to make a payment due thereunder, or if there occurs a change of control (as defined in the agreement) of the Company, and upon any such termination Yucaipa will be entitled to full monthly payments for the remaining term of the agreement. Pursuant to the agreement, Yucaipa earned a total of $3.6 million in management fees for fiscal 1995.

         Pursuant to the Yucaipa consulting agreement, upon closing of the RSI Merger, Yucaipa received an advisory fee from Ralphs in the amount of $21.5 million, which was paid in cash and New Discount Debentures, plus reimbursement of expenses in connection with the RSI Merger and the related transactions. Upon closing of the RSI Merger, Yucaipa paid a cash fee of approximately $3.5 million to Soros Fund Management in consideration for advisory services which Soros Fund Management has rendered since 1991. Additionally, upon closing of the RSI Merger, Yucaipa received a warrant to purchase 8,000,000 shares of Holdings common stock exercisable under certain conditions. In consideration for its commitment to purchase preferred stock as part of the New Equity Investment, Apollo received a fee of $5 million from Holdings upon closing of the RSI Merger, which fee was paid in cash and notes.

         In connection with the execution of the definitive Agreement and Plan of Merger ("the Merger Agreement") between F4L Supermarkets, Holdings, FFL and RSI, Yucaipa entered into the Put Agreement with the majority stockholder of RSI, pursuant to which such RSI stockholder was entitled to put up to $10 million aggregate principal amount of 13-5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 (the "Seller Debentures"), issued as part of the consideration for the RSI Merger, to Yucaipa on the closing date of the Merger.
The Yucaipa consulting agreement  provided  that the Company   reimburse
Yucaipa for any loss and expenses incurred by Yucaipa upon the resale of such Seller Debentures to any unaffiliated third party. Pursuant to such agreement, the Company reimbursed an affiliate of Yucaipa the amount of $3.5 million upon the closing of the Merger.

         Holdings files a consolidated federal income tax return, under which the federal income tax liability of Holdings and its subsidiaries is determined on a consolidated basis. Holdings is a party to a federal income tax sharing agreement with the Company and certain of its subsidiaries (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which the Company is included in any consolidated tax liability of Holdings and has taxable income, the Company will pay to Holdings the amount of the tax liability that the Company would have had on such due date if it had been filing a separate return. Conversely, if the Company generates losses or credits which actually reduce the consolidated tax liability of Holdings and its other subsidiaries, Holdings will credit to the Company the amount of such reduction in the consolidated tax liability. These credits are passed between Holdings and the Company in the form of cash payments. In the event any state and local income taxes are determinable on a combined or consolidated basis, the Tax Sharing Agreement provides for a similar allocation between Holdings and the Company of such state and local taxes.

         As part of the financing for the RSI Merger, New Holdings  issued
$100 million initial accreted value of 13-5/8% Senior Discount Debentures due 2005 (the "New Discount Debentures"), which was acquired by a partnership comprised of an affiliate of Yucaipa and certain other investors. The $17.5 million initial accreted value of New Discount Debentures contributed to the partnership by the Yucaipa affiliate consists of New Discount Debentures issued in partial payment of the Yucaipa consulting fee due upon closing of the RSI Merger, as described above. New Holdings granted to the partnership certain registration rights with respect to the New Discount Debentures, and paid substantially all expenses of the partnership in connection with the resale of the New Discount Debentures, including underwriting discounts and brokers' commissions (subject to certain limitations).

         On October 20, 1995, the holder of the New Senior Discount Debentures sold all of such New Discount Debentures at a price equal to 77 percent of the accreted value thereof. The sale of the New Discount Debentures was effected by BT Securities Corporation ("BT Securities"). BT Securities received a fee in the amount of 2 percent ($2.1 million) of the aggregate accreted value of the New Discount Debentures. Holdings reimbursed the selling holder for such fee and other expenses of the sale as contemplated by a registration rights agreement executed concurrently with the consummation of the Merger.

         A contribution of $5 million was made to the partnership that purchased and subsequently sold the New Discount Debentures, by an affiliate of the Company. This affiliate borrowed the $5 million from the Company to fund its contribution to the partnership. Holders of RGC equity appreciation rights ("EARs"), including Messrs. Allumbaugh, Marasca and Gray, agreed to defer the receipt of $5 million cash otherwise payable by RGC upon settlement of the EARs at the time of the Merger, pending repayment of the $5 million loan made by the Company as described above. When the New Discount Debentures were resold by the partnership, and the proceeds from such resale distributed to the partners, all of the approximately $2.1 million in total proceeds received by the affiliate were applied to repayment of the loan, and the portion of the loan not repaid was forgiven by the Company and the EAR holders.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page 45 hereof.

(b)      Reports on Form 8-K
         None.

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


                                  RALPHS GROCERY COMPANY



                                  By: /s/ Jan Charles Gray
                                      Jan Charles Gray
                                      Senior Vice President, General Counsel
                                      and Secretary


Date:   April 29, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                                      TITLE                                DATE
              ---------                                      -----                                ----
 /s/ Byron E. Allumbaugh              Chairman and Director                                 April 29, 1996
 ---------------------------------
 Byron E. Allumbaugh

 /s/ George G. Golleher               Chief Executive Officer and Director                  April 29, 1996
 ---------------------------------
 George G. Golleher

 /s/ Alfred A. Marasca                President, Chief Operating Officer and Director       April 29, 1996
 ---------------------------------
 Alfred A. Marasca

                                      Chief Executive Officer - Falley's and Director       April 29, 1996
 ---------------------------------
 Joe S. Burkle

 /s/ Greg Mays                        Executive Vice President - Finance and                April 29, 1996
 ---------------------------------    Administration and Chief Financial Officer
 Greg Mays


 /s/ Jan Charles Gray                 Senior Vice President, General Counsel and            April 29, 1996
 ---------------------------------    Secretary
 Jan Charles Gray

 /s/ Robert Beyer                     Director                                              April 29, 1996
 ---------------------------------
 Robert Beyer

 /s/ Ronald W. Burkle                 Director                                              April 29, 1996
 ---------------------------------
 Ronald W. Burkle

              SIGNATURE                                      TITLE                                DATE
              ---------                                      -----                                ----


 /s/ Peter Copses                     Director                                              April 29, 1996
 ---------------------------------
 Peter Copses

 /s/ Patrick Graham                   Director                                              April 29, 1996
 ---------------------------------
 Patrick Graham

 /s/ John Kissick                     Director                                              April 29, 1996
 ---------------------------------
 John Kissick

 /s/ Mark A. Resnik                   Director                                              April 29, 1996
 ---------------------------------
 Mark A. Resnik

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

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES


                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . .           46

Consolidated balance sheets as of June 25, 1994,  January 29, 1995 and January 28, 1996 . . .
                                                                                                        47

Consolidated statements of operations for the 52 weeks ended  June 26, 1993 and June 25,
1994,  the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996  . . . . .
                                                                                                        49
Consolidated statements of cash flows for the 52 weeks ended  June 26, 1993 and June 25,
1994,  the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996. . . . . .
                                                                                                        50

Consolidated statements of stockholder's equity for the 52 weeks ended
June 26, 1993 and June 25, 1994, the 31 weeks ended January 29, 1995,
and the 52 weeks ended January 28, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .           52

Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . . . .           53


Financial Statement Schedule
- ----------------------------

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . .           77

II       Valuation and qualifying accounts  . . . . . . . . . . . . . . . . . . . . . . . . .           78




All other schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Ralphs Grocery Company:

         We have audited the accompanying consolidated balance sheets of Ralphs Grocery Company (a Delaware corporation) (formerly Food 4 Less Supermarkets, Inc. -- See Note 1 in the accompanying Notes to Consolidated Financial Statements) and subsidiaries (the Company) as of June 25, 1994, January 29, 1995 and January 28, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended June 26, 1993 and June 25, 1994, the 31 weeks ended January 29, 1995, and the 52 weeks ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ralphs Grocery Company and subsidiaries as of June 25, 1994, January 29, 1995 and January 28, 1996, and the results of their operations and their cash flows for the 52 weeks ended June 26, 1993 and June 25, 1994, the 31 weeks ended January 29, 1995, and the 52 weeks ended January 28, 1996 in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP



Los Angeles, California
April 19, 1996

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                           As of
                                                                     ----------------------------------------------
                                                                       June 25,        January 29,      January 28,
                                                                         1994             1995             1996
                                                                     ------------      ----------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                                           $   32,996      $    19,560       $   67,983
   Trade receivables, less allowances of $1,386,
      $1,192 and $1,954 at June 25, 1994,  January 29, 1995
      and January 28, 1996, respectively                                   25,039           23,377           60,948
   Notes and other receivables                                              1,312            3,985            6,452
   Inventories                                                            212,892          224,686          502,669
   Patronage receivables from suppliers                                     2,875            5,173            4,557
   Prepaid expenses and other                                               6,323           13,051           34,855
                                                                        ---------       ----------       ----------
      Total current assets                                                281,437          289,832          677,464

INVESTMENTS IN AND NOTES RECEIVABLE
   FROM SUPPLIER COOPERATIVES:
      Associated Wholesale Grocers                                          6,718            6,718            7,288
      Certified Grocers of California & Other                               5,984            5,686            4,926

PROPERTY AND EQUIPMENT:
   Land                                                                    23,488           23,488          183,125
   Buildings                                                               12,827           24,172          196,551
   Leasehold improvements                                                  97,673          110,020          251,856
   Equipment and fixtures                                                 180,508          190,016          441,760
   Construction in progress                                                12,641            8,042           61,296
   Leased property under capital leases                                    78,222           82,526          189,061
   Leasehold interests                                                     93,464           96,556          114,475
                                                                        ---------       ----------        ---------
                                                                          498,823          534,820        1,438,124
   Less:  Accumulated depreciation and amortization                       134,089          154,382          226,451
                                                                         --------        ---------       ----------

      Net property and equipment                                          364,734          380,438        1,211,673

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization of
      $17,083, $20,496 and $6,964  at June 25, 1994,
      January 29, 1995 and  January 28, 1996, respectively                 28,536           25,469           94,100
   Goodwill, less accumulated amortization of $33,945,
     $38,560 and $60,407 at June 25, 1994,   January 29, 1995
     and January 28, 1996, respectively                                   267,884          263,112        1,173,445
   Other, net                                                              24,787           29,440           19,233
                                                                        ---------       ----------       ----------
                                                                        $ 980,080       $1,000,695       $3,188,129
                                                                        =========       ==========       ==========




   The accompanying notes are an integral part of these consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                                     As of
                                                                                --------------------------------------------
                                                                                 June 25,        January 29,      January 28,
                                                                                   1994             1995             1996
                                                                                ----------        --------        ----------
CURRENT LIABILITIES:
   Accounts payable                                                              $180,708       $  190,455      $   385,500
   Accrued payroll and related liabilities                                         42,805           42,007           94,011
   Accrued interest                                                                 5,474           10,730           23,870
   Other accrued liabilities                                                       53,910           65,279          276,162
   Income taxes payable                                                             2,000              293              596
   Current portion of self-insurance liabilities                                   29,492           28,616           21,785
   Current portion of senior  debt                                                 18,314           22,263           31,735
   Current portion of obligations under capital leases                              3,616            4,965           22,261
                                                                                ---------       ----------      -----------
      Total current liabilities                                                   336,319          364,608          855,920

SENIOR DEBT, net of current portion                                               310,944          320,901        1,226,302

OBLIGATIONS UNDER CAPITAL LEASES                                                   39,998           40,675          130,784

SENIOR SUBORDINATED DEBT                                                          145,000          145,000          671,222

DEFERRED INCOME TAXES                                                              14,740           17,534           17,988

SELF-INSURANCE LIABILITIES                                                         52,212           44,123          127,200

LEASE VALUATION RESERVE                                                                 -                -           25,182

OTHER NON-CURRENT LIABILITIES                                                      11,846           10,051           74,412

COMMITMENTS AND CONTINGENCIES                                                           -                -                -

STOCKHOLDER'S EQUITY:
   Cumulative convertible preferred stock, $.01 par value,
    200,000 shares authorized and 50,000 shares issued
      at June  25, 1994 and  January 29, 1995  (aggregate liquidation value of $62.2 million and  $67.9 million at June 25, 1994 and
      January 29, 1995) and no shares authorized or  issued  at January 28, 1996   58,997           65,136                -
   Common stock, $.01 par value, 5,000,000 shares authorized:
     1,519,632 shares, 1,519,632 shares and 1,513,938 shares  issued at
     June 25, 1994, January 29, 1995 and  January 28, 1996, respectively               15               15               15
   Additional  capital                                                            107,650          107,650          466,783
   Notes receivable from stockholders of parent                                      (586)            (702)            (602)
   Retained deficit                                                               (94,586)        (112,225)        (407,077)
                                                                                 --------       ----------       ----------
                                                                                   71,490           59,874           59,119
   Treasury stock:   16,732 shares,  12,345 shares,  and no  shares
      of common stock  at June 25, 1994,   January 29, 1995 and
      January 28, 1996, respectively                                               (2,469)          (2,071)               -
                                                                                 --------       ----------       ----------
         Total stockholder's equity                                                69,021           57,803           59,119
                                                                                 --------       ----------       ----------
                                                                                 $980,080       $1,000,695       $3,188,129
                                                                                 ========       ==========       ==========





   The accompanying notes are an integral part of these consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           For the
                                                               --------------------------------------------------------------
                                                                52 Weeks         52 Weeks         31 Weeks         52 Weeks
                                                                  Ended            Ended            Ended            Ended
                                                                June 26,         June 25,        January 29,      January 28,
                                                                  1993             1994             1995             1996
                                                                --------         --------        ----------      ------------
SALES                                                           $2,742,027       $2,585,160       $1,556,522     $4,335,109
COST OF SALES (including purchases from
   related parties of  $204,028,  $175,929,
   $104,407 and $141,432  for the 52 weeks ended
   June 26, 1993 and June 25, 1994, the 31 weeks
   ended January 29, 1995, and the 52 weeks ended
   January 28, 1996,  respectively)                              2,257,835        2,115,842        1,294,147      3,485,993
                                                                ----------       ----------       ----------     ----------
GROSS PROFIT                                                       484,192          469,318          262,375        849,116

SELLING, GENERAL, ADMINISTRATIVE AND
   OTHER, NET                                                      434,908          388,836          222,359        785,576

AMORTIZATION OF GOODWILL                                             7,571            7,691            4,615         21,847

RESTRUCTURING CHARGE                                                     -                -            5,134        123,083
                                                                ----------       ----------       ----------     ----------

OPERATING INCOME (LOSS)                                             41,713           72,791           30,267        (81,390)

INTEREST EXPENSE:
   Interest expense, excluding amortization of
      deferred financing costs                                      64,831           62,778           38,809        170,581
   Amortization of deferred financing costs                          4,901            5,472            3,413          8,193
                                                                ----------       ----------       ----------     ----------
                                                                    69,732           68,250           42,222        178,774

LOSS (GAIN) ON DISPOSAL OF ASSETS                                   (2,083)              37             (455)          (547)

PROVISION FOR EARTHQUAKE LOSSES                                          -            4,504                -              -
                                                                ----------       ----------       ----------     ----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES AND EXTRAORDINARY CHARGE                           (25,936)               -          (11,500)      (259,617)
PROVISION FOR INCOME TAXES                                           1,427            2,700                -            500
                                                                ----------       ----------       ----------     ----------
LOSS BEFORE EXTRAORDINARY CHARGE                                   (27,363)          (2,700)         (11,500)      (260,117)
EXTRAORDINARY CHARGE                                                     -                -                -         23,128
                                                                ----------       -----------      ----------     ----------

NET LOSS                                                        $  (27,363)      $   (2,700)      $  (11,500)    $ (283,245)
                                                                ==========       ==========       ==========     ==========

PREFERRED STOCK ACCRETION                                            3,882            8,767            6,139          3,960

LOSS APPLICABLE TO COMMON SHARES                                $  (31,245)      $  (11,467)      $  (17,639)    $ (287,205)
                                                                ==========       ==========       ==========     ==========
LOSS PER COMMON SHARE:
   Loss before extraordinary charge                             $   (21.52)      $    (7.63)      $   (11.72)    $  (174.72)
   Extraordinary charge                                                  -                -                -         (15.30)
                                                                ----------       ----------       ----------     ----------
   Net loss                                                     $   (21.52)      $    (7.63)      $   (11.72)    $  (190.02)
                                                                ==========       ==========       ==========     ==========

   Average Number of Common Shares Outstanding                   1,452,184        1,503,828        1,504,425      1,511,453
                                                                ==========       ==========       ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                             For the
                                                             ----------------------------------------------------------------

                                                                52 Weeks         52 Weeks         31 Weeks         52 Weeks
                                                                  Ended            Ended            Ended            Ended
                                                                June 26,         June 25,        January 29,      January 28,
                                                                  1993             1994             1995             1996
                                                                --------         --------        ----------       ----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Cash received from customers                               $2,742,027       $2,585,160       $1,556,522       $4,335,109
   Cash paid to suppliers and employees                       (2,711,779)      (2,441,353)      (1,507,523)      (4,197,875)
   Interest paid                                                 (58,807)         (56,762)         (33,553)        (157,441)
   Income taxes refunded (paid)                                    2,971             (247)           1,087              256
   Interest received                                                 993              903              867            2,562
   Other, net                                                      8,093              121              221              547
                                                              ----------       ----------       ----------       ----------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                          (16,502)          87,822           17,621          (16,842)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                   15,685           11,953            7,199           21,373
   Payment for purchase of property and equipment                (53,467)         (57,471)         (49,023)        (122,355)
   Payment of acquisition costs, net of cash acquired                  -          (11,050)               -         (303,301)
   Other, net                                                        (18)             813             (797)          (1,120)
                                                              -----------      ----------       ----------       ----------

NET CASH USED BY INVESTING ACTIVITIES                            (37,800)         (55,755)         (42,621)        (405,403)

CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                       26,557               28                -        1,050,000
   Net increase (decrease) in revolving loan                       4,900           (4,900)          27,300          100,100
   Payments of long-term debt                                    (14,319)         (14,224)         (13,394)        (576,727)
   Proceeds from issuance of preferred stock                      46,348                -                -                -
   Proceeds from issuance of common stock, net                     3,652                -              269                -
   Purchase of treasury stock, net                                  (545)          (1,192)             (57)               -
   Payments of capital lease obligation                           (2,840)          (3,693)          (2,278)         (15,314)
   Capital contribution from parent                                    -                -                -           12,108
   Dividends                                                           -                -                -           (7,647)
   Deferred financing costs and other, net                        (8,839)            (179)            (276)         (91,852)
                                                              ----------       ----------       ----------       ----------
NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                           54,914          (24,160)          11,564          470,668
                                                              ----------       ----------       ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  612            7,907          (13,436)          48,423

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            24,477           25,089           32,996           19,560
                                                              ----------       ----------       ----------       ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $   25,089       $   32,996       $   19,560       $   67,983
                                                              ==========       ==========       ==========       ==========

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                             For the
                                                                -------------------------------------------------------------

                                                                52 Weeks         52 Weeks         31 Weeks         52 Weeks
                                                                  Ended            Ended            Ended            Ended
                                                                June 26,         June 25,        January 29,      January 28,
                                                                  1993             1994             1995             1996
                                                                --------         --------        ----------      ------------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                  $(27,363)        $ (2,700)        $(11,500)      $ (283,245)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
            Depreciation and amortization                         62,541           62,555           40,036          133,522
            Restructuring charge                                       -                -            5,134          123,083
            Extraordinary charge                                       -                -                -           23,128
            Loss (gain) on sale of assets                         (4,613)              65             (455)            (547)
            Change in assets and liabilities,
               net of effects from acquisition of businesses:
                  Accounts and notes receivable                   17,145           (3,220)          (3,398)             (74)
                  Inventories                                     17,697          (17,125)         (11,794)             762
                  Prepaid expenses and other                      (5,956)          (5,717)         (11,239)         (18,291)
                  Accounts payable and accrued liabilities       (83,286)          55,301           18,715            3,327
                  Self-insurance liabilities                       2,935           (3,790)          (8,965)             737
                  Deferred income taxes                            4,004            2,506            2,794              454
                  Income taxes payable                               394              (53)          (1,707)             302
                                                                --------         --------         --------       ----------
      Total adjustments                                           10,861           90,522           29,121          266,403
                                                                --------         --------         --------       ----------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                         $(16,502)        $ 87,822         $ 17,621       $  (16,842)
                                                                ========         ========         ========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
      Purchase of property and equipment
         through issuance of capital lease obligation           $      -         $  2,575         $  4,304       $   24,008
                                                                ========         ========         ========       ==========

      Reduction of goodwill and deferred income taxes           $      -         $  9,896         $      -       $        -
                                                                ========         ========         ========       ==========

      Acquisition of stores in fiscal year 1994 and
         RSI in fiscal year 1995:
              Fair value of assets acquired, including
                   goodwill, net of  cash acquired of $32,595
                   in fiscal year 1995                          $      -         $ 11,241         $      -       $2,098,220
              Net cash paid in acquisition                             -          (11,050)               -         (303,301)
             Capital contribution from parent                          -                -                -         (262,000)
                                                                --------         --------         --------       ----------

         Liabilities assumed                                    $      -         $    191         $      -       $1,532,919
                                                                ========         ========         ========       ==========

      Accretion of preferred stock                              $  3,882         $  8,767         $  6,139       $    3,960
                                                                ========         ========         ========       ==========



 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                Preferred Stock            Common Stock            Treasury Stock
                                                ---------------            ------------            --------------
                                               Number                     Number                    Number
                                                 of                        of                        of
                                               Shares       Amount       Shares     Amount         Shares      Amount
                                               ------       ------       ------     ------         ------      ------
BALANCES AT JUNE  27, 1992                           -     $      -     1,398,514  $      14       (3,637)  $    (429)
   Net loss                                          -            -             -          -            -           -
   Issuance of Common Stock                          -            -       121,118          1            -           -
   Purchase of Treasury Stock                        -            -             -          -       (9,612)       (770)
   Issuance of Cumulative Convertible
      Preferred Stock                           50,000       46,348             -          -            -           -
   Accretion of Preferred Stock                      -        3,882             -          -            -           -
                                              --------       ------     ---------   --------    ---------    --------
BALANCES AT JUNE 26, 1993                       50,000       50,230     1,519,632         15      (13,249)     (1,199)
   Net loss                                          -            -             -          -            -           -
   Purchase of Treasury Stock                        -            -             -          -       (3,483)     (1,270)
   Payments of Stockholders' Notes                   -            -             -          -            -           -
   Accretion of Preferred Stock                      -        8,767             -          -            -           -
                                              --------       ------     ---------   --------     --------     -------
BALANCES AT JUNE 25, 1994                       50,000       58,997     1,519,632         15      (16,732)     (2,469)
   Net loss                                          -            -             -          -            -           -
   Issuance of Treasury Stock                        -            -             -          -        5,504         460
   Purchase of Treasury Stock                        -            -             -          -       (1,117)        (62)
   Payments of Stockholders' Notes                   -            -             -          -            -           -
   Accretion of Preferred Stock                      -        6,139             -          -            -           -
                                              --------       ------     ---------   --------     --------     -------
BALANCES AT JANUARY 29, 1995                    50,000       65,136     1,519,632         15      (12,345)     (2,071)
   Net Loss                                          -            -             -          -            -           -
   Payments of Stockholders' Notes                   -            -             -          -            -           -
   Accretion of Preferred Stock                      -        3,960             -          -            -           -
   Cancellation of Preferred Stock             (50,000)     (69,096)            -          -            -           -
   Cancellation of F4LSI Common
      Stock held as Treasury Stock                   -            -        (5,694)         -        5,694         955
   Cancellation of F4L Holdings Common
      Stock held as Treasury Stock                   -            -             -          -        6,651       1,116
   Dividend paid to F4L Holdings, Inc.               -            -             -          -            -           -
   Capital Contribution by F4L Holdings, Inc.        -            -             -          -            -           -
   Issuance of Stock Options                         -            -             -          -            -           -
                                              --------       ------      ---------   --------     --------     -------
BALANCES AT JANUARY 28, 1996                         -      $     -      1,513,938    $    15            -  $        -
                                            ==========      =======      =========     ======   ==========   =========




                                             Stock-        Add'l                         Stock-
                                            holders'      Paid-In       Retained        holders'
                                             Notes        Capital        Deficit         Equity
                                            -------      ---------      ---------       ---------
BALANCES AT JUNE  27, 1992                  $  (939)     $ 103,999      $ (51,874)      $  50,771
   Net loss                                        -             -        (27,363)        (27,363)
   Issuance of Common Stock                        -         3,651              -           3,652
   Purchase of Treasury Stock                    225             -              -            (545)
   Issuance of Cumulative Convertible
      Preferred Stock                              -             -              -          46,348
   Accretion of Preferred Stock                    -             -         (3,882)              -
                                            -------      ---------      ---------       ---------
BALANCES AT JUNE 26, 1993                      (714)       107,650        (83,119)         72,863
   Net loss                                       -              -         (2,700)         (2,700)
   Purchase of Treasury Stock                    78              -              -          (1,192)
   Payments of Stockholders' Notes               50              -              -              50
   Accretion of Preferred Stock                   -              -         (8,767)              -
                                            -------      ---------      ---------       ---------
BALANCES AT JUNE 25, 1994                      (586)       107,650        (94,586)         69,021
   Net loss                                       -              -        (11,500)        (11,500)
   Issuance of Treasury Stock                  (191)             -              -             269
   Purchase of Treasury Stock                     5              -              -             (57)
   Payments of Stockholders' Notes               70              -              -              70
   Accretion of Preferred Stock                   -              -         (6,139)              -
                                            -------      ---------      ---------       ---------
BALANCES AT JANUARY 29, 1995                   (702)       107,650       (112,225)         57,803
   Net Loss                                       -              -       (283,245)       (283,245)
   Payments of Stockholders' Notes              100              -              -             100
   Accretion of Preferred Stock                   -              -         (3,960)              -
   Cancellation of Preferred Stock                -         69,096              -               -
   Cancellation of F4LSI Common
      Stock held as Treasury Stock                -           (955)             -               -
   Cancellation of F4L Holdings Common
      Stock held as Treasury Stock                -         (1,116)             -               -
   Dividend paid to F4L Holdings, Inc.            -              -         (7,647)         (7,647)
   Capital Contribution by F4L Holdings, Inc.     -        282,108              -         282,108
   Issuance of Stock Options                      -         10,000              -          10,000
                                            -------      ---------      ---------       ---------
BALANCES AT JANUARY 28, 1996                $  (602)     $ 466,783      $(407,077)      $  59,119
                                            =======      =========      =========       =========



 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND ACQUISITIONS

                 Ralphs Grocery Company (the "Company"), formerly known as Food 4 Less Supermarkets, Inc. ("F4L Supermarkets"), a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a multiple format supermarket operator that tailors its retail strategy to the particular needs of the individual communities it serves. The Company operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest. The Company has four first-tier subsidiaries: Cala Co. ("Cala"), Falley's, Inc. ("Falley's"), Food 4 Less of Southern California, Inc. ("F4L-SoCal"), formerly known as Breco Holding Company, Inc. ("BHC") and Crawford Stores, Inc. Cala Foods, Inc. ("Cala Foods") and Bell Markets, Inc. ("Bell") are subsidiaries of Cala, and Alpha Beta Company ("Alpha Beta") is a subsidiary of F4L-SoCal.

         Ralphs Merger

                 On June 14, 1995, F4L Supermarkets, Food 4 Less Holdings, Inc., a California corporation ("Old Holdings"), and Food 4 Less, Inc. ("FFL") (which owned a majority of the stock of Old Holdings) completed a definitive agreement and plan of merger (the "Merger Agreement") with Ralphs Supermarkets, Inc. ("RSI") and the stockholders of RSI. Pursuant to the terms of the Merger Agreement, as amended, the Company was merged with and into RSI (the "RSI Merger"). Immediately following the RSI Merger, pre-Merger Ralphs Grocery Company ("RGC"), which was a wholly-owned subsidiary of RSI, merged with and into RSI (the "RGC Merger," and together with the RSI Merger, the "Merger"), and RSI changed its name to Ralphs Grocery Company (the "Company"). Prior to the Merger, FFL merged with and into Old Holdings, which was the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Old Holdings changed its jurisdiction of incorporation by merging into a newly-formed, wholly-owned subsidiary ("Holdings"), incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger, the Company became a wholly-owned subsidiary of Holdings.

                 The purchase price for the outstanding capital stock of RSI was $538.1 million; the Company paid $288.1 million in cash, Holdings paid $100.0 million in cash, and Holdings issued $131.5 million of its Seller Debentures and $18.5 million of its New Discount Debentures as consideration for the purchase. The Company also paid fees associated with the acquisition of $47.8 million (including a prepayment premium on outstanding mortgage debt of RGC of $19.7 million), which was offset by RGC's cash on hand at the Merger date of $32.6 million.

                The proceeds from the New Credit Facility, the New F4L Senior Notes and the New RGC Notes (all as defined below) provided the sources of financingrequired to pay the Company'sportion of the purchase price andto repay outstanding bank debt of F4L Supermarkets and RGC of $176.5 million and $228.9 million, respectively, and to repay existing mortgage debt of $174.0 million of RGC. In addition, the Company exchanged certain of its newly issued senior notes and senior subordinated notes for outstanding indebtedness of RGC and F4L Supermarkets. Proceeds from the New Credit Facility also were used to pay certain exchange and consent solicitation fees associated with the above transactions, and to pay accrued interest on all exchanged debt securities in the amount of $27.8 million, to pay $17.8 million to the holders of the RGC Equity Appreciation Rights and to loan $5.0 million to an affiliate for the benefit of such holders, to pay approximately $93.3 million of fees and expenses of the Merger and the related financing and to pay $3.5 million to purchase shares of common stock of Old Holdings from certain dissenting shareholders. In addition, Holdings issued $22.5 million of its New Discount Debentures in consideration for certain Merger-related services.

                 In connection with the closure of two former RGC warehouse facilities and nine former RGC stores (including three stores which were part of an antitrust settlement agreement with the State of California), the Company recorded a reserve of $24.9 million in the purchase price allocation. This reserve includes lease termination costs, write-off of the property and equipment at these locations and closure costs. These closures are expected to be completed by June 1996. Also, a reserve of $12.0 million was recorded for administrative cost reductions mainly associated with duplicative personnel.

                 The following unaudited pro forma information presents the results of the Company's operations, adjusted to reflect interest expense and depreciation and amortization, as though the Merger had been completed on January 31, 1994 (dollars in thousands, except per share amounts):

                                                                                        For the
                                                                   -------------------------------------------------
                                                                             52 Weeks             52 Weeks
                                                                              Ended                 Ended
                                                                           January 29,           January 28,
                                                                               1995                  1996
                                                                          --------------        -------------
                 Sales                                                     $5,301,411            $5,360,800
                 Restructuring charge                                        (128,217)                    -
                 Loss before extraordinary charge                            (228,624)              (93,244)
                 Net loss                                                    (251,752)              (93,244)
                 Loss per share:
                    Loss before extraordinary charge                          (151.01)               (61.59)
                    Net loss                                                  (166.29)               (61.59)


                 Incremental costs of $74.8 million associated with the integration of RGC into the Company, including advertising the conversion of F4L Supermarkets stores to the Ralphs format, combining the F4L Supermarkets and RGC warehousing and distribution functions and markdowns recorded at converted stores and stores closed, were recorded in the actual statement of operations for fiscal year 1995 and are recorded in the pro-forma 52 weeks ended January 29, 1995 only. The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases actually been made on January 31, 1994, or of the results which may occur in the future.

                 The accompanying consolidated financial statements include the preliminary allocation of the RGC purchase price. Certain appraisals and other analyses needed to determine the fair market value of RGC's net assets as of the Merger date are not yet completed. The final purchase price allocation will be completed by June 1996.

                 On March 29, 1994, the Company purchased certain operating assets formerly owned by Food Barn Stores, Inc. (the "Food Barn Stores") from Associated Wholesale Grocers, Inc. ("AWG") (the "Food Barn Acquisition") for $11.2 million. The effect of the acquisition was not material to the Company's financial position and results of operations. Falley's has agreed to purchase merchandise (as defined) for the Food Barn Stores from AWG through March 24, 2001. Falley's has pledged its patronage dividends and notes receivable from AWG as security under this supply agreement.

                 On June 17, 1991, the Company acquired all of the common stock of Alpha Beta for $270.5 million in a transaction accounted for as a purchase.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

                 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of operations of pre-Merger Ralphs Grocery Company and all previous acquisitions have been excluded from the consolidated financial statements for periods prior to their respective acquisition dates. All intercompany transactions have been eliminated in consolidation.

          Fiscal Years

                 F4L Supermarkets, together with its subsidiaries, changed its fiscal year end from the 52 or 53-week period which ends on the last Saturday in June to the 52 or 53-week period which ends on the Sunday closest to January 31, resulting in a 31-week transition period ended January 29, 1995. As a result of the fiscal year end change, the 52-week period ended June 26, 1993 is referred to as fiscal year 1993, the 52-week period ended June 25, 1994 is referred to as fiscal year 1994, the 31-week period ended January 29, 1995 is referred to as the 1995 transition period and the 52-week period ended January 28, 1996 is referred to as fiscal year 1995. In addition, information presented below concerning subsequent fiscal years starts with fiscal year 1996, which will cover the 53 weeks ended February 2, 1997 and will proceed sequentially forward.

          Cash and Cash Equivalents

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Inventories

                 Inventories, which consist of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $13.8 million, $16.5 million and $18.7 million at June 25, 1994, January 29, 1995 and January 28, 1996, respectively, and gross profit and operating income would have been greater by $4.4 million, $0.7 million, $2.7 million and $2.2 million for fiscal year 1993, fiscal year 1994, the 1995 transition period and fiscal year 1995, respectively.

          Pre-opening Costs

                 The costs associated with opening new stores are deferred and amortized over one year following the opening of each new store.

          Closed Store Reserves

                 When a store is closed, the Company provides a reserve for the net book value of its property and equipment, net of salvage value, and the net present value of the remaining lease obligation, net of sublease income. For fiscal year 1993, fiscal year 1994, the 1995 transition period and fiscal year 1995 (which includes activity due to the Merger), utilization of this reserve was $2.4 million, $1.1 million, $0.6 million and $23.0 million, respectively.

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

         Goodwill

                 The excess of the purchase price over the fair value of the net assets of businesses acquired is amortized on a straight-line basis over 40 years beginning at the date of acquisition. Current and undiscounted future operating cash flows are compared to current and undiscounted future goodwill amortization to determine if an impairment of goodwill has occurred and is continuing. As of January 28, 1996, no impairment existed.

         Income Taxes

                 On June 27, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

                 The implementation of SFAS 109 did not have a material effect on the accompanying consolidated financial statements.

         Notes Receivable from Stockholders of Parent

                 Notes receivable from stockholders of parent represent loans to employees of the Company for purchases of Holdings' common stock. The notes are due over various periods, bear interest at the prime rate, and are secured by each stockholder's shares of Holdings' common stock.

         Self-Insurance

                 The Company is self-insured for a portion of its workers' compensation, general liability and automobile accident claims. The Company establishes reserves based on an independent actuary's valuation of open claims reported and an estimate of claims incurred but not yet filed.

         Discounts and Promotional Allowances

                 Promotional allowances and vendor discounts are recorded as a reduction of cost of sales in the accompanying consolidated statements of operations. Allowance proceeds received in advance are deferred and recognized over the period earned.

         Provision for Earthquake Losses

                 On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 31 of the Company's stores. The closures were caused primarily by loss of electricity, water, or inventory, or structural damage. All but one of the closed stores reopened within a week of the earthquake. The final closed store reopened on March 24, 1994. The Company is insured against earthquake losses (including business interruption), subject to certain deductibles. The pre-tax loss, net of insurance recoveries, was approximately $4.5 million.

         Extraordinary Items

                 For the 52 weeks ended January 28, 1996, the Company recorded an extraordinary charge relating to the refinancing of F4L Supermarkets' Old Credit Facility, 10.45% Senior Notes due 2000 (the "Old F4L Senior Notes"), 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes"), the repayment of Holdings' 15.25% Senior Discount Notes due 2004 in connection with the Merger and the write-off of their related debt issuance costs.

         Loss Per Common Share

                 Loss per common share is computed based on the weighted average number of shares outstanding during the applicable period. Fully diluted loss per share has been omitted as it is anti-dilutive for all periods presented.

         Use of Estimates in Preparation of Financial Statements

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements

                 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) and Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company will be required to adopt SFAS 121 and SFAS 123 in fiscal year 1996. The Company does not expect that the adoption of SFAS 121 or SFAS 123 will have a material effect on its financial position or its results of operations in fiscal year 1996.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1995 presentation.

3.       PREFERRED STOCK

                 On December 31, 1992, the Company issued 50,000 shares of $.01 par value Series A cumulative convertible preferred stock (the "Preferred Stock") with a liquidation value of $1,000 per share and 121,118 shares of its $.01 par value common stock (the "Common Stock") to its parent company, Holdings, in exchange for gross proceeds of
         $50.0 million.   The Preferred Stock had a stated dividend rate of
         $152.50 per share, per annum. In order to finance the purchase of the Preferred and Common Stock from the Company, Holdings issued $103.6 million aggregate principal amount of 15.25% Senior Discount Notes due 2004 (the "Holdings Notes") and 121,118 Common Stock Purchase Warrants (the "Warrants") for gross proceeds of $50.0 million.

                 In connection with the Merger, the Preferred Stock was cancelled. The accreted amount of the Preferred Stock at the date of the Merger was contributed to the Company's capital and is reflected in the accompanying 1995 Consolidated Statement of Stockholder's Equity as a component of additional paid-in capital. Also, at the time of the Merger, Holdings repaid its borrowings under the Holdings Notes.

4.       SENIOR DEBT AND SENIOR SUBORDINATED DEBT

                 The Company's senior debt is summarized as follows:

                                                                                    As of
                                                                ----------------------------------------------
                                                                  June 25,        January 29,      January 28,
                                                                   1994             1995              1996
                                                                ----------       ----------       ------------
         New Term Loans                                        $          -     $          -    $  590,426,000

         Old Term Loan                                          137,064,000      125,732,000                 -
         10.45% Senior Notes, principal due 2004 with
            interest payable semi-annually in arrears                     -                -       520,326,000
         10.45%  Senior Notes, principal due 2000 with
            interest payable semi-annually in arrears           175,000,000      175,000,000         4,674,000
         New Revolving Facility                                    -                -       127,400,000
         Old Revolving Loan                                               -       27,300,000                 -
         10.0%  secured promissory note, collateralized
           by the stock of Bell, due June 1996, interest
           payable quarterly                                      8,000,000        8,000,000         8,000,000
         Other senior  debt                                       9,194,000        7,132,000         7,211,000
                                                               ------------     ------------    --------------
                                                                329,258,000      343,164,000     1,258,037,000
         Less--current portion                                   18,314,000       22,263,000        31,735,000
                                                               ------------     ------------    --------------
                                                               $310,944,000     $320,901,000    $1,226,302,000
                                                               ============     ============    ==============



         Senior Debt

                 As part of the Merger financing, the Company entered into a new bank credit agreement (the "New Credit Facility") comprised of a $600.0 million term loan facility (the "New Term Loans") and a revolving credit facility of $325.0 million (the "New Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum aggregate amount of up to $150.0 million may be issued.

                 At January 28, 1996, $590.4 million was outstanding under the New Term Loans, $127.4 million was outstanding under the New Revolving Facility, and $92.7 million of standby letters of credit had been issued on behalf of the Company. A commitment fee of one-half of one percent per annum is charged on the average daily unused portion of the New Revolving Facility; such commitment fees are due quarterly in arrears. Interest on borrowings under the New Term Loans is due quarterly in arrears and is at the bank's Base Rate (as defined) plus a margin ranging from 1.50 percent to 2.75 percent or the Adjusted Eurodollar Rate (as defined) plus a margin ranging from
         2.75 percent to 4.00 percent. At January 28, 1996, the weighted average interest rate on the New Term Loans was 9.19 percent.
         Interest on borrowings under the New Revolving Facility is at the bank's Base Rate (as defined) plus a margin of 1.50 percent or the Adjusted Eurodollar Rate (as defined) plus a margin of 2.75 percent; at January 28, 1996, the interest rate on the New Revolving Facility was 9.05 percent.

                 On October 11, 1995, the Company entered into an interest rate collar agreement with the New Credit Facility Administrative Agent which effectively set interest rate limits on $300.0 million of the Company's New Term Loans. This interest rate collar, which was effective as of October 19, 1995, limits the interest rate fluctuation of the Adjusted Eurodollar Rate (as defined) to a range between 4.5 percent and 8.0 percent for two years. This agreement satisfies the interest rate protection requirements under the New Credit Facility.

                 Quarterly principal installments on the New Term Loans continue to December 2003, with amounts payable in each year as follows: $19.3 million in fiscal 1996, $46.0 million in fiscal 1997, $58.5 million in fiscal 1998, $62.0 million in fiscal 1999, $65.6 million in fiscal 2000, and $339.0 million thereafter. The principal installments can be accelerated if the Company receives proceeds on the sale of certain of
         its assets in the future.   To the extent that borrowings under the New
         Revolving Facility are not paid earlier, they are due in December 2003. The common stock of the Company and certain of its direct and indirect subsidiaries has been pledged as security under the New Credit Facility.

                 The Company issued $350.0 million of 10.45% Senior Notes due 2004 (the "New F4L Senior Notes") and exchanged $170.3 million principal amount of New F4L Senior Notes for an equal amount of the 10.45% F4L Senior Notes due 2000 (the "Old F4L Senior Notes") (together with the New F4L Senior Notes, the "Senior Notes"), leaving an outstanding balance of $4.7 million of the Old F4L Senior Notes. The Old F4L Senior Notes are due in two equal sinking fund payments on April 15, 1999 and 2000. The Senior Notes are senior unsecured obligations of the Company and rank "pari passu" in right of payment with other senior unsecured indebtedness of the Company. However, the Senior Notes are effectively subordinated to all secured indebtedness of the Company and its subsidiaries, including indebtedness under the
         New Credit Facility.   Interest on the New F4L Senior Notes is payable
         semiannually in arrears on each June 15 and December 15. Interest on the Old F4L Senior Notes is payable semiannually in arrears on each April 15 and October 15.

                 The New F4L Senior Notes may be redeemed, at the option of the Company, in whole at any time or in part from time to time, beginning in fiscal 2000, at a redemption price of 105.225 percent. The redemption price declines ratably to 100 percent in fiscal 2003. In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the New F4L Senior Notes originally issued, at a redemption price equal to 110.450 percent, 108.957 percent, and 107.464 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date. The Old F4L Senior Notes may be redeemed beginning in fiscal year 1996 at 104.48 percent, declining ratably to 100 percent in fiscal year 1999.

                 Scheduled maturities of principal of senior debt at January 28, 1996 are as follows:

                          Fiscal Year
                          -----------
                          1996                            $    31,735,000
                          1997                                 46,246,000
                          1998                                 58,739,000
                          1999                                 62,280,000
                          2000                                 65,805,000
                          Later years                         993,232,000
                                                           --------------
                                                           $1,258,037,000
                                                            =============

         Senior Subordinated Debt

                 Concurrent with the Merger, the Company issued $100.0 million of 11% Senior Subordinated Notes due 2005 (the "New RGC Notes") and
         (i) exchanged $142.2 million principal amount of the RGC 9% Senior Subordinated Notes due 2003 (the "Old RGC 9% Notes") and $281.8 million principal amount of the RGC 10.25% Senior Subordinated Notes due 2002 (the "Old RGC 10.25% Notes," and together with the Old RGC 9% Notes, the "Old

         RGC Notes") for an equal amount of New RGC Notes, (ii) purchased $7.5 million principal amount of Old RGC 9% Notes and $15.2 million principal amount of Old RGC 10.25% Notes in conjunction with the offers, and (iii) subsequently purchased $0.1 million principal amount of Old RGC 9% Notes and $1.0 million principal amount of Old RGC 10.25% Notes subject to the change of control provision, leaving an outstanding balance of $0.1 million on the Old RGC 9% Notes and an
         outstanding balance of $2.1 million on the Old RGC 10.25% Notes.   The
         New RGC Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness, including the Company's obligations under the New Credit Facility and the Senior Notes. Interest on the New RGC Notes is payable semiannually in arrears on each June 15 and December 15.

                          The New RGC Notes may be redeemed at the option of the Company, in whole at any time or in part from time to time, beginning in fiscal year 2000, at an initial redemption price of 105.5 percent. The redemption price declines ratably to 100 percent in fiscal year 2003. In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the New RGC Notes originally issued, at a redemption price equal to 111 percent, 109.429 percent, and 107.857 percent of the principal amount thereof if redeemed during the 12 months commencing on June 15, 1995, June 15, 1996, and June 15, 1997, respectively, in each case plus accrued and unpaid interest, if any, to the redemption date.

                 The Company exchanged $140.2 million 13.75% Senior Subordinated Notes due 2005 (the "New F4L Senior Subordinated Notes") for an equal amount of F4L 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes," and together with the New F4L Senior Subordinated Notes, the "13.75% Senior Subordinated Notes") of the Company, leaving an outstanding balance of $4.8 million of the Old F4L Senior Subordinated Notes. The 13.75% Senior Subordinated Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness, including the Company's obligations under the New Credit Facility, the Senior Notes and the New RGC Notes. Interest on the 13.75% Senior Subordinated Notes is payable semiannually in arrears on each June 15 and December 15 commencing on December 15, 1995. The New F4L Senior Subordinated Notes may be redeemed beginning in fiscal year 1996 at a redemption price of 106.111 percent. The redemption price declines ratably to 100 percent in fiscal year 2000.

         Financial Covenants

                 The New Credit Facility, among other things, requires the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings, to maintain a hedge agreement to provide interest rate protection, and to comply with certain ratios related to fixed charges and indebtedness. During fiscal 1995, certain financial covenants and other terms of the New Credit Facility were amended to, among other things, provide for the acquisition of Smith's Food and Drug Centers, Inc. ("Smith's") Riverside distribution and creamery facility, the acquisition of certain operating assets and inventory at that facility, the acquisition of nine of the Smith's Southern California stores and the closure of up to nine stores in
         conjunction with these acquisitions.    In addition, the New Credit
         Facility and the indentures governing the New F4L Notes, the New RGC Notes and the New F4L Senior Subordinated Notes limit, among other things, additional borrowings, dividends on, and redemption of, capital stock and the acquisition and the disposition of assets. At January 28, 1996, the Company was in compliance with the financial covenants of its debt agreements. At January 28, 1996, dividends and certain other payments are restricted based on terms in the debt agreements.

5.       LEASES

                 The Company's operations are conducted primarily in leased properties. Substantially all leases contain renewal options. Rental expense under operating leases was as follows:

                                                                           For the
                                             ---------------------------------------------------------------
                                               52 Weeks         52 Weeks         31 Weeks         52 Weeks
                                                Ended            Ended             Ended            Ended
                                               June 26,         June 25,        January 29,      January 28,
                                                 1993             1994             1995             1996
                                               --------         --------        ----------       ----------
                 Minimum rents               $44,504,000      $49,788,000      $33,458,000      $97,752,000
                 Rents based on sales          5,917,000        3,806,000        1,999,000        3,439,000


                 Following is a summary of future minimum lease payments under operating leases at January 28, 1996:

                 Fiscal Year
                 -----------
                 1996                                       $ 123,705,000
                 1997                                         116,285,000
                 1998                                         105,502,000
                 1999                                         102,714,000
                 2000                                          98,506,000
                 Later years                                  772,372,000
                                                           --------------
                                                           $1,319,084,000
                                                           ==============


                 The Company has entered into lease agreements for new supermarket sites and one warehouse facility which were not in operation at January 28, 1996. Future minimum lease payments under such operating leases generally begin when such facilities open and at January 28, 1996 are: 1996 - $19.8 million; 1997 - $35.2 million;
         1998 - $35.2 million; 1999 - $35.3 million; 2000 -  $35.3 million;
         later years - $561.0 million.

                 Certain leases qualify as capital leases under the criteria established in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and are classified on the consolidated balance sheets as leased property under capital leases. Future minimum lease payments for the property under capital leases at January 28, 1996 are as follows:

                 Fiscal Year
                 -----------
                 1996                                        $ 37,373,000
                 1997                                          34,820,000
                 1998                                          28,818,000
                 1999                                          22,644,000
                 2000                                          17,353,000
                 Later years                                  123,686,000
                                                             ------------
                      Total minimum lease payments            264,694,000
                 Less:  amounts representing interest         111,649,000
                                                             ------------
                 Present value of minimum lease payments      153,045,000
                 Less:  current portion                        22,261,000
                                                             ------------
                                                             $130,784,000
                                                             ============


                 Accumulated depreciation related to assets financed under capital leases was $24.0 million, $27.6 million and $42.7 million at June 25, 1994, January 29, 1995 and January 28, 1996, respectively.

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


6.       INVESTMENT IN A.W.G.

                 The investment in Associated Wholesale Grocers ("A.W.G.") consists principally of the cooperative's six percent interest-bearing seven and eight-year patronage certificates received in payment of certain rebates. Following is a summary of future maturities based upon current redemption terms:

                 Fiscal Year
                 -----------
                 1996                                          $        -
                 1997                                           1,060,000
                 1998                                           1,520,000
                 1999                                           1,504,000
                 2000                                           1,478,000
                 Later years                                    1,726,000
                                                               ----------
                                                               $7,288,000
                                                               ==========

7.       INCOME TAXES

                 The provision (benefit) for income taxes consists of the following:

                                                    52 Weeks        52 Weeks          31 Weeks      52 Weeks
                                                     Ended           Ended             Ended          Ended
                                                   June 26,         June 25,        January 29,    January 28,
                                                     1993             1994              1995          1996
                                                   --------         --------        ----------     -----------
         Current:
            Federal                               $        -      $ 3,251,000      $(2,894,000)     $      -

            State and other                           82,000          712,000          100,000        46,000
                                                  ----------      -----------      -----------      --------
                                                      82,000        3,963,000       (2,794,000)       46,000
                                                  ----------      -----------      -----------      --------

         Deferred:
            Federal                                1,345,000          (70,000)       2,794,000             -
            State and other                                -       (1,193,000)               -       454,000
                                                  ----------      -----------      -----------      --------
                                                   1,345,000       (1,263,000)       2,794,000       454,000
                                                  ----------      -----------      -----------      --------
                                                  $1,427,000      $ 2,700,000      $         -      $500,000
                                                  ==========      ===========      ===========      ========


                 A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rates of 34 percent for fiscal 1993 and 35 percent for fiscal 1994, the 1995 transition period and fiscal 1995 is as follows:

                                                   52 Weeks         52 Weeks        31 Weeks        52 Weeks
                                                    Ended            Ended            Ended           Ended
                                                   June 26,         June 25,       January 29,      January 28,
                                                     1993             1994            1995            1996
                                                   --------         --------       ----------     ------------
         Federal income taxes at statutory
            rate on loss before provision
            for income taxes and
            extraordinary charges                $(8,818,000)      $        -      $(4,025,000)  $ (98,959,000)
         State and other taxes,
            net of federal tax benefit                82,000           (1,000)          65,000     (16,794,000)
         Alternative minimum tax                           -                -                -               -
         Effect of permanent differences
            resulting primarily from
            amortization of goodwill and
            debt costs                             2,850,000        2,820,000        1,701,000      (1,665,000)
         Tax credits and other                             -                -                -       3,769,000
         Accounting limitation (recognition)
            of deferred tax benefit                7,313,000         (119,000)       2,259,000     114,149,000
                                                 -----------       ----------      -----------   -------------

                                                 $ 1,427,000       $2,700,000      $         -   $     500,000
                                                 ===========       ==========      ============  =============

         The provision (benefit) for deferred taxes consists of the following:


                                                  52 Weeks         52 Weeks        31 Weeks        52 Weeks
                                                   Ended           Ended            Ended            Ended
                                                  June 26,         June 25,      January 29,      January 28,
                                                    1993             1994            1995            1996
                                                  --------         --------       ----------      ----------
         Depreciation                             $7,756,000       $2,536,000      $(1,513,000)   $   (461,000)
         Difference between book
            and tax basis of assets sold           3,198,000       (4,223,000)       2,505,000               -
         Deferred revenues and
            allowances                                40,000       (2,349,000)         707,000               -
         Inventory                                         -                -                -      (8,479,000)
         Pre-opening costs                          (512,000)         174,000          784,000               -
         Accounts receivable reserves               (270,000)         249,000           80,000               -
         Unicap                                       (5,000)        (536,000)        (755,000)              -
         Capital lease obligation                 (1,385,000)       2,792,000          527,000        (502,000)
         Self-insurance reserves                  (4,082,000)        (535,000)       5,523,000       2,104,000
         Inventory shrink reserve                    777,000         (869,000)        (569,000)              -
         LIFO                                       (554,000)      (1,010,000)      (1,303,000)              -
         Closed store reserve                      1,092,000          440,000          176,000               -
         Accrued expense                                   -         (582,000)         350,000     (26,304,000)
         Accrued payroll and related
            liabilities                              193,000        1,721,000       (3,879,000)     (6,206,000)
         Acquisition costs                         2,626,000        1,397,000       (5,444,000)              -
         Tax intangibles                                   -                -                -       6,234,000
         Sales tax reserves                         (715,000)        (418,000)         433,000               -
         State taxes                                       -                -                -     (20,639,000)
         Deferred rent subsidy                      (483,000)        (624,000)         (29,000)              -
         Net operating losses                              -                -                -     (61,219,000)
         Net operating loss usage                          -        5,782,000       (6,963,000)              -
         Tax credits                                       -                -                -       3,601,000
         Tax credits benefited                    (1,392,000)      (4,477,000)       1,711,000               -
         Accounting limitation (recognition)
            of deferred tax benefit               (4,591,000)      (1,085,000)      10,494,000     114,149,000
         Other, net                                 (348,000)         354,000          (41,000)     (1,824,000)
                                                  ----------      -----------      -----------    ------------
                                                  $1,345,000      $(1,263,000)     $ 2,794,000    $    454,000
                                                  ==========      ===========      ===========    ============

                 The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                  June 25,        January 29,      January 28,
                                                                    1994             1995             1996
                                                                ------------       --------        ----------
         Deferred tax assets:
            Accrued payroll and related liabilities              $  2,448,000     $  6,248,000   $  27,579,000
            Other accrued liabilities                              13,953,000       12,080,000      71,954,000
            Obligations under capital leases                                -                -      37,584,000
            Property and equipment                                  2,997,000                -               -
            Self-insurance liabilities                             27,744,000       25,204,000      49,773,000
            Loss carryforwards                                     20,675,000       27,638,000     154,202,000
            Tax credit carryforwards                                5,869,000        4,157,000         913,000
            State taxes                                                     -                -      30,210,000
            Other                                                     580,000          570,000      18,026,000
                                                                 ------------     ------------   -------------
               Gross deferred tax assets                           74,266,000       75,897,000     390,241,000
            Valuation allowance                                   (31,149,000)     (41,643,000)   (285,506,000)
                                                                 ------------     ------------   -------------
               Net deferred tax assets                           $ 43,117,000     $ 34,254,000   $ 104,735,000
                                                                 ------------     ------------   -------------

         Deferred tax liabilities:
            Inventories                                          $(16,738,000)    $(11,690,000)  $  (9,762,000)
            Property and equipment                                (30,516,000)     (28,527,000)   (106,116,000)
            Obligations under capital leases                       (8,733,000)      (9,261,000)              -
            Tax intangibles                                                 -                -      (6,234,000)
            Other                                                  (1,870,000)      (2,310,000)       (611,000)
                                                                 ------------     ------------   -------------
               Gross deferred tax liability                       (57,857,000)     (51,788,000)   (122,723,000)
                                                                 ------------     ------------   -------------

               Net deferred tax liability                        $(14,740,000)    $(17,534,000)  $ (17,988,000)
                                                                 ============     ============   =============

                 The Company recorded a valuation allowance to reserve a portion of its gross deferred tax assets at January 28, 1996 due primarily to financial and tax losses in recent years. Under SFAS 109, this valuation allowance will be adjusted in future periods as appropriate. However, the timing and extent of such future adjustments to the allowance cannot be determined at this time.

                 At January 28, 1996, approximately $139.0 million of the valuation allowance for deferred tax assets will reduce goodwill when the allowance is no longer required.

                 At January 28, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $440.6 million, which expire from 2007 through 2011. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of approximately $0.9 million which are available to reduce future regular taxes in excess of AMT. Currently, there is no expiration date for these credits.

                 A portion of the loss carryforwards described above are subject to the provisions of the Tax Reform Act of 1986, specifically Internal Revenue Code Section 382. The law limits the use of net operating loss carryforwards when changes of ownership of more than 50 percent occur during a three-year testing period. Due to the merger, the ownership of F4L Supermarkets and RSI changed in excess of 50 percent. As a result, the Company's utilization of approximately $78.0 million of F4L Supermarkets' and $187.0 million of RSI's federal net operating losses will be subject to an annual usage limitation. The Company's annual limitations under Section 382 for F4L Supermarkets' and RSI's net operating losses are approximately $15.6 million and $15.0 million, respectively. Furthermore, all of the Company's pre-Merger RSI net operating losses and a portion of the Company's Ralphs post-Merger losses will reduce goodwill when utilized in future federal income tax returns.

                 Holdings files a consolidated federal income tax return, under which the federal income tax liability of Holdings and its subsidiaries is determined on a consolidated basis. Holdings is a party to a federal income tax sharing agreement with the Company and certain of its subsidiaries (the "Tax Sharing Agreement"). The Tax Sharing Agreement provides that in any year in which the Company is included in any consolidated tax liability of Holdings and has taxable income, the Company will pay to Holdings the amount of the tax liability that the Company would have had on such due date if it had been filing a separate return. Conversely, if the Company generates losses or credits which actually reduce the consolidated tax liability of Holdings and its other subsidiaries, Holdings will credit to the Company the amount of such reduction in the consolidated tax liability. These credits are passed between Holdings and the Company in the form of cash payments. In the event any state and local income taxes are determinable on a combined or consolidated basis, the Tax Sharing Agreement provides for a similar allocation between Holdings and the Company of such state and local taxes.

                 The Company currently has an Internal Revenue Service examination in process covering the years 1990 through 1993. Management believes that any required adjustment to the Company's tax liabilities will not have a material adverse impact on its financial position or results of operations.


8.       RELATED PARTY TRANSACTIONS

                 The Company has a five-year consulting agreement with an affiliated company effective June 14, 1995 for management, financing, acquisition and other services. The agreement is automatically renewed on June 14 of each year for the five-year term unless ninety
         (90) days' notice is given by either party. The contract provides for annual management fees equal to $4 million plus advisory fees for certain acquisition transactions, if the affiliated company is retained by the Company.

                 Management services expenses  were $2.0  million  during
         fiscal year 1993, $2.3 million during fiscal year 1994, $1.2 million during the 1995 transition period and $3.6 million during fiscal year 1995. Advisory fees were $1.8 million during fiscal year 1993, $0.2 million during fiscal year 1994 and $21.5 million during fiscal year
         1995.   There were no such advisory fees for the 1995 transition
         period. Advisory fees for financing transactions are capitalized and amortized over the term of the related financing.


9.       COMMITMENTS AND CONTINGENCIES

                 The Company is contingently liable to former stockholders of certain predecessors for any prorated gains which may be realized within ten years of the acquisition of the respective companies resulting from the sale of certain Certified stock. Such gains are only payable if Certified is purchased or dissolved, or if the Company sells such Certified Stock within the period noted above.

                 In connection with the bankruptcy reorganization of Federated Department Stores, Inc. ("Federated") and its affiliates, Federated agreed to pay certain potential tax liabilities relating to RGC as a member of the affiliated group of companies comprising Federated and its subsidiaries. In consideration thereof, RSI and RGC agreed to pay Federated a total of $10 million, payable $1 million on each of February 3, 1992, 1993, 1994, 1995 and 1996 and

         $5 million on February 3, 1997. In the event Federated is required to pay certain tax liabilities, RSI and RGC agreed to reimburse Federated up to an additional $10 million, subject to certain adjustments. Pursuant to the terms of the Merger, the $5 million payment and the potential $10 million payment will be paid in cash.

                 The Company is a partner in a supplier partnership, in which it is contingently liable for the partnership's long-term debt. The Company's portion of such debt is approximately $1,505,000.

                 The Company has entered into lease agreements with the developers of several new sites in which the Company has agreed to provide construction financing. At January 28, 1996, the Company had capitalized construction costs of $20.4 million on total commitments of $24.0 million.

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

                 The Company self-insures its workers' compensation and general liability. For fiscal year 1993, fiscal year 1994, the 1995 transition period and fiscal year 1995, the self-insurance loss provisions were $38.0 million, $19.9 million, $6.3 million and $32.6 million, respectively. During fiscal year 1993 and fiscal year 1994, the Company discounted its self-insurance liability using a 7.0 percent discount rate. In the 1995 transition period, the Company changed the discount rate to 7.5 percent. In fiscal 1995, the Company
         changed the discount rate to 7.0 percent.   Management believes that
         this rate approximates the time value of money over the anticipated payout period (approximately 10 years) for essentially risk-free investments.

                 The Company's historical self-insurance liability at the end of the three most recent fiscal years and the 1995 transition period is as follows:


                                                                              As of
                                                -------------------------------------------------------------
                                                  June 26,         June 25,        January 29,    January 28,
                                                    1993             1994             1995           1996
                                                  --------         --------        ----------    ------------
         Self-insurance liability               $100,773,000      $90,898,000     $ 84,286,000    $161,391,000
         Less:  Discount                         (15,279,000)      (9,194,000)     (11,547,000)    (12,406,000)
                                                ------------      -----------     ------------    ------------
         Net self-insurance liability           $ 85,494,000      $81,704,000     $ 72,739,000    $148,985,000
                                                ============      ===========     ============    ============

                 The Company expects that cash payments for claims will aggregate approximately $21.8 million, $35.4 million, $31.6 million, $21.5 million and $13.1 million for the fiscal year 1996, the fiscal year 1997, the fiscal year 1998, the fiscal year 1999 and the fiscal year 2000, respectively.

         Environmental Matters

                 In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that RGC conduct a subsurface characterization of its Glendale warehouse property located in the Atwater district of Los Angeles. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the San Fernando Valley. Significant parts of the San Fernando Valley, including the area where RGC's grocery warehouse is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning RGC's grocery warehouse. Since that time, the Regional Board has requested further investigation by RGC. RGC conducted the requested investigations and reported the results to the Regional Board. Approximately 25 companies have entered into a Consent Order (EPA Docket No. 94-11) with the EPA to investigate and design a remediation system for contaminated groundwater beneath an area which includes RGC's grocery warehouse. RGC is not a party to the Consent Order, but is cooperating with requests of the subject companies to allow installation of monitoring or recovery wells on RGC's property. On or about October 12, 1995, the EPA mailed a Special Notice Letter to 44 parties, including Ralphs as owner and operator of the Glendale property, naming them as potentially responsible parties ("PRPs"). Ralphs and other PRPs have agreed to enter into negotiations over a consent decree with the EPA to implement a remedial design and reimburse oversight costs. The PRPs have also agreed to an Alternative Dispute Resolution Process to allocate the costs among themselves. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

                 RGC removed underground storage tanks and remediated soil contamination at the grocery warehouse property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the grocery warehouse property, management does not believe that the costs of remediating such contamination will be material to the Company.

                 Apart from the grocery warehouse property, RGC had environmental assessments performed on most of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations.

                 At the time Food 4 Less acquired Alpha Beta in 1991, it learned that certain underground storage tanks located on the site of the La Habra facility may have previously released hydrocarbons. In connection with the acquisition of Alpha Beta, the seller (who is also the lessor of the La Habra facility) agreed to retain responsibility, subject to certain limitations, for remediation of the release.

                 The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.


10.      EMPLOYEE BENEFIT PLANS

                 As a result of the Merger, the Company adopted certain employee benefit plans previously sponsored by RGC. These employee benefit plans include the Ralphs Grocery Company Retirement Plan (the "Pension Plan"), the Ralphs Grocery Company Supplemental Executive Retirement Plan (the "SERP"), and the Ralphs Grocery Company Retirement Supplement Plan (the "Retirement Supplement Plan").

         Pension Plan

                 The Pension Plan covers substantially all employees not already covered by collective bargaining agreements with at least one year of credited service (defined at 1,000 hours). Employees who were employed by F4L Supermarkets and who are otherwise eligible to participate in the Pension Plan became eligible to participate in fiscal year 1995. The Company's policy is to fund pension costs at or above the minimum annual requirement.

         SERP

                 The SERP covers certain key officers of the Company.   The
         Company has purchased split dollar life insurance policies for participants under this plan. Under certain circumstances, the cash surrender value of certain split dollar life insurance policies will offset the Company's obligations under the SERP.

         Retirement Supplement Plan

                 The Retirement Supplement Plan is a non-qualified retirement plan designed to provide eligible participants with benefits based on earnings over the indexed amount of $150,000.

                 The following actuarially determined components were included in the net expense for the above plans for fiscal year 1995 (dollars in thousands):

                 Service cost                                                  $2,841
                 Interest cost on projected benefit obligation                  2,543
                 Actual return on assets                                       (3,223)
                 Net amortization and deferral                                  1,365
                                                                                -----
                           Net pension expense                                 $3,526
                                                                                =====

                 The funded status of the Pension Plan (based on December 1995 asset values) is as follows:

                                                                               As of
                                                                            January 28,
                                                                                1996
                                                                            ------------
                                                                       (dollars in thousands)
                 Assets Exceed Accumulated Benefits:
                 Actuarial present value of benefit obligations:
                    Vested benefit obligation                                 $42,446
                    Accumulated benefit obligation                             43,256
                    Projected benefit obligation                               63,913
                    Plan assets at fair value                                  44,552
                                                                               ------

                 Projected benefit obligation in excess of Plan Assets        (19,361)
                 Unrecognized net loss                                          4,136
                 Unrecognized prior service cost                                1,100
                                                                              -------
                    Accrued pension cost                                     $(14,125)
                                                                               ======


                 The funded status of the SERP and Retirement Supplement Plan (based on December 1995 asset values) is as follows:

                                                                               As of
                                                                            January 28,
                                                                                1996
                                                                            ------------
                                                                       (dollars in thousands)
                 Accumulated Benefits Exceed Assets:
                 Actuarial present value of benefit obligations:
                    Vested benefit obligation                                 $(4,863)
                    Accumulated benefit obligation                             (4,908)
                    Projected benefit obligation                              (11,778)
                    Plan assets at fair value                                       -
                                                                           ----------

                 Projected benefit obligation in excess of Plan Assets        (11,778)
                 Unrecognized net loss                                            544
                 Unrecognized prior service cost                                1,846
                                                                                -----
                    Accrued pension cost                                     $ (9,388)
                                                                              =======


                 The discount rate used for fiscal year 1995 was 7.5 percent. A long-term rate of return on assets of 9.0 percent was also used in the actuarial valuation.

                 The pension plan assets consist primarily of common stocks, bonds, debt securities, and a money market fund. Plan benefits are based primarily on years of service and on average compensation during the last years of employment.


         Employee Stock Ownership Plans

                 The Company implemented Statement of Position No. 93-6 (the "SOP"), "Employer Accounting for Employee Stock Ownership Plans," effective June 26, 1994. The implementation of the SOP did not have a material effect on the accompanying consolidated financial statements.

                 The Company and its subsidiaries sponsor several defined contribution benefit plans. The full-time employees of Falley's who are not members of a collective bargaining agreement are covered under a 401(k) plan, a portion of which is invested in Holdings stock (the "Falley's ESOP"). As is required pursuant to IRS and ERISA requirements, any participant who receives stock from the Falley's ESOP has the right to put that stock to Falley's or an affiliate of Falley's. However, as part of the original stock sale agreement among the then stockholders of Falley's, FFL and the Falley's ESOP, which has been amended from time to time, a partnership which owns stock of Holdings entered into an agreement with Falley's and Holdings to assume the obligation to purchase any Holdings shares as to which terminated plan participants exercise a put option under the terms of
         Falley's ESOP.   As a result, neither Falley's nor the Company is
         required to make cash payments to redeem the shares. As part of that agreement, the Company may elect, after providing a right of first refusal to the partnership, to purchase Holdings shares put under the provisions of the plan. However, the partnership's obligation to purchase such Holdings shares is unconditional, and any repurchase of shares by the Company is at the Company's sole election. During fiscal year 1995, the Company did not purchase any of the Holdings shares. As of November 3, 1995, the fair value of the shares allocated which are subject to repurchase obligation by the partnership referred to above was approximately $14.6 million.

                 In addition, the Company also sponsors two ESOPs for employees of the Company who are members of certain collective bargaining agreements (the "Union ESOPs"). The Union ESOPs provide for annual contributions based on hours worked at a rate specified by the terms of the collective bargaining agreements. The Company contributions are made in the form of Holdings stock or cash for the purchase of Holdings stock and are to be allocated to participants based on hours worked. During fiscal year 1995 and the 1995 transition period, the Company recorded a charge against operations of approximately $0.8 million and $0.3 million, respectively, for benefits under the Union
         ESOPs.   There were no shares issued to the Union ESOPs or  to the
         Company's profit sharing plan at January 28, 1996.


         Defined Contribution Plan

                 The Company sponsors the Ralphs Grocery Company Savings Plan
         Plus - Primary,   the Ralphs Grocery Savings Plan Plus - Basic and the
         Food 4 Less Supermarkets, Inc. Profit Sharing and Retirement Plan (collectively referred to as the "401(k) Plan") covering substantially all employees who are not covered by collective bargaining agreements and who have at least one year of credited service (defined at 1,000 hours). The 401(k) Plan provides for both pre-tax and after-tax contributions by participating employees. With certain limitations, participants may elect to contribute on a pre-tax basis to the 401(k) Plan. The Company has committed to match a minimum of 20 percent of an employee's contribution to the 401(k) Plan that does not exceed 5 percent of the employee's compensation. Expenses under the 401(k) Plan for fiscal years 1993, 1994 and 1995 were $0.3 million, $0.7 million and $0.7 million, respectively.



         Multi-Employer Benefit Plans

                 The Company contributes to multi-employer benefit plans administered by various trustees. Contributions to these plans are based upon negotiated wage contracts. These plans may be deemed to be defined benefit plans. Information related to accumulated plan benefits and plan net assets as they may be allocated to the Company at January 28, 1996 is not available. The Company contributed $69.4 million, $57.2 million, $21.6 million and $102.1 million to these plans for fiscal year 1993, fiscal year 1994, the 1995 transition period and fiscal year 1995, respectively. Management is not aware of any plans to terminate such plans.

                 The United Food and Commercial Workers health and welfare plans were over-funded and those employers who contributed to the plans received a pro rata share of the excess reserves in the plans through reduction of current contributions. The Company's share of the excess reserve was $24.2 million, of which $8.1 million, $14.3 million and $1.8 million was recognized in fiscal year 1994, the 1995 transition period, and fiscal year 1995, respectively. Offsetting the reduction in employer contributions was a $5.5 million union contract ratification bonus and contractual wage increases in the 1995 transition period.


         Post-Retirement Medical Benefit Plan

                 The Company adopted a postretirement medical benefit plan ("Postretirement Medical Plan"), previously sponsored by RGC, which covers substantially all employees who are not members of a collective bargaining agreement and who retire under certain age and service requirements. The Postretirement Medical Plan provides outpatient, inpatient and various other covered services. Such benefits are funded from the Company's general assets. The calendar 1995 year deductible is $1,000 per individual, indexed to the Medical Consumer Price Index.

                 The net periodic cost of the Postretirement Medical Plan include the following components for fiscal year 1995 (dollars in thousands):


                 Service cost                                                    $468
                 Interest cost                                                    561
                 Return on plan assets                                              -
                 Net amortization and deferral                                   (116)
                                                                                  ---
                      Net postretirement benefit cost                            $913
                                                                                  ===

                 The funded status of the postretirement benefit plan is as follows (dollars in thousands):


                 Accumulated postretirement benefit obligation:
                 Retirees                                                    $  2,208
                 Fully eligible plan participants                               1,483
                 Other active plan participants                                10,862
                 Plan assets at fair value                                          -
                                                                             --------

                 Accumulated postretirement obligations in excess
                      of plan assets                                          (14,553)
                 Unrecognized loss                                                562
                 Unrecognized prior service cost                               (3,246)
                                                                             --------
                 Accrued postretirement benefit obligation                   $(17,237)
                                                                             ========

                 Service cost was calculated using a medical cost trend of 10.5 percent and a decreasing medical cost trend rate of 14 percent and 8 percent for 1993 and 1994, respectively. A medical cost trend rate of 13 percent was used for fiscal year 1995, and a decreasing rate of 12 percent and 6 percent for future years. The discount rate was 7.5 percent for the Company expense for the fiscal year. The long-term rate of return of plan assets is not applicable, as the plan is not funded.

                 The effect of a one percent increase in the medical cost trend would increase the fiscal 1995 service and interest cost to 26 percent. The accumulated postretirement benefit obligation at January 28, 1996 would also increase by 30 percent.


11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                 The Company maintains non-current notes receivable from A.W.G. There are no quoted market prices for this investment and a reasonable estimate could not be made without incurring excessive costs. Additional information pertinent to the value of this investment is provided in Note 6.

         Long-Term Debt

                 The fair value of the Senior Notes, the New RGC Notes and the 13.75% Senior Subordinated Notes is based on quoted market prices.
         The New Term Loans and the New Revolving Facility are estimated to be recorded at the fair value of the debt. Market quotes for the fair value of the remainder of the Company's debt are not available, and a reasonable estimate of the fair value could not be made without incurring excessive costs. Additional information pertinent to the value of the unquoted debt is provided in Note 4.

                 The estimated fair values of the Company's financial instruments are as follows:

                                                                                         As of
                                                                                     January 28, 1996
                                                                           ---------------------------------
                                                                             Carrying              Fair
                                                                              Amount               Value
                                                                             --------              -----
                 Cash and cash equivalents                                 $    67,983,000    $   67,983,000
                 Short-term notes and other receivables                          6,452,000         6,452,000
                 Investments in and notes receivable from
                    supplier cooperatives (not practicable)                     12,214,000                 -
                 Long-term debt for which it is:
                    o Practicable to estimate fair values                    1,902,341,000     1,878,648,000
                    o Not practicable                                           26,918,000                 -



12.      RESTRUCTURING CHARGE

                 During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. Twenty-four of these stores were required to be closed pursuant to a settlement agreement with the State of California in connection with the Merger. Three RGC stores were also required to be sold. Thirty-four of the closed stores were under-performing former F4L Supermarkets stores. The $75.2 million restructuring charge consisted of write-downs of property and equipment ($52.2 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0 million); and miscellaneous expenses
         ($2.6 million).   During fiscal year 1995, the Company utilized $34.7
         million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). The charges consisted of write-downs of property and equipment ($33.2 million); write-off of the Alpha Beta trademark ($8.3 million); and expenditures associated with the closed stores and the warehouse facility, write-off of other assets, lease termination expenditures and miscellaneous expenditures ($8.5 million). Future lease payments of approximately $19.1 million will be offset against the remaining reserve. Management believes that the remaining reserve is adequate to complete the planned restructuring.

                 On December 29, 1995, the Company consummated an agreement with Smith's to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's withdrew from the California
         market.   As a  result of the acquisition of the Riverside
         distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal year 1996. Also, the Company closed nine of its stores which were near the acquired former Smith's stores. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities, consisting of write-downs of property and equipment ($16.1 million), closure costs ($2.2 million), and lease termination expenses ($29.6 million).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Ralphs Grocery Company:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Ralphs Grocery Company (formerly Food 4 Less Supermarkets, Inc. -- See Note 1 in the accompanying Notes to Consolidated Financial Statements) and subsidiaries as of June 25, 1994, January 29, 1995 and January 28, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for the 52 weeks ended June 26, 1993 and June 25, 1994, the 31 weeks ended January 29, 1995 and the 52 weeks ended January 28, 1996, and have issued our report thereon dated April 19, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on 78 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP



Los Angeles, California
April 19, 1996

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       52 WEEKS ENDED JANUARY 28, 1996, 31 WEEKS ENDED JANUARY 29, 1995,
         52 WEEKS ENDED JUNE 25, 1994, AND 52 WEEKS ENDED JUNE 26, 1993
                             (DOLLARS IN THOUSANDS)


                                                           Provisions    Charged
                                                Balance at  charged        to                                  Balance
                                                beginning      to       interest                   Other       at end
                                                 of period   expense   expense(a)   Payments     changes(b)   of period
                                                ----------  --------   -------      --------     -------      ---------
Self-insurance liabilities

       52 weeks ended January 28, 1996           $72,739    $32,603    $10,287       $42,153       $75,509     $148,985
                                                  ======     ======     ======        ======        ======      =======

       31 weeks ended January 29, 1995           $81,704    $ 6,304    $ 3,453       $18,722       $     -     $ 72,739
                                                  ======    =======    =======        ======        ======     ========

       52 weeks ended June 25, 1994              $85,494    $19,880    $ 5,836       $29,506       $     -     $ 81,704
                                                  ======     ======    =======        ======        ======     ========

       52 weeks ended June 26, 1993              $82,559    $38,040    $ 5,865       $40,970       $     -     $ 85,494
                                                  ======     ======    =======        ======        ======     ========



_______________

(a) Amortization of discount on self-insurance reserves charged to interest expense.

(b) Reflects self-insurance reserve of Ralphs Grocery Company which was acquired on June 14, 1995.

                             RALPHS GROCERY COMPANY

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
- ------                                          -----------------------
3.1              Restated Certificate of Incorporation, as amended, of Ralphs Grocery Company (incorporated herein by reference to Exhibit 3.1 of Ralph's Grocery Company's Quarterly Report on Form 10-Q for the quarter ended
                 July 16, 1995).

4.1.1            Credit Agreement dated as of June 14, 1995 by and among Food 4 Less Holdings, Inc., Food 4 Less Supermarkets,
                 Inc., the Lenders, Co-Agents, and Co-Arrangers named therein and Bankers Trust Company (incorporated herein by reference to Exhibit 4.1 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.1.2            First Amendment to Credit Agreement dated as of August 18, 1995 among Food 4 Less Holdings, Inc., Ralphs
                 Grocery Company and the financial institutions listed on the signature pages thereto.

4.1.3            Second Amendment to Credit Agreement dated as of December 11, 1995 among Food 4 Less Holdings, Inc., Ralphs
                 Grocery Company and the financial institutions listed on the signature pages thereto.

4.1.4            Third Amendment, Consent and Waiver to Credit Agreement dated as of March 8, 1996 among Food 4 Less Holdings,
                 Inc., Ralphs Grocery Company and the financial institutions listed on the signature pages thereto.

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

4.3.1            Indenture for the 13.75% Senior Subordinated Notes due 2005, dated as of June 1, 1995, by and among Food 4
                 Less Supermarkets, Inc., the subsidiary guarantors identified herein and United States Trust Company of New
                 York, as trustee (incorporated herein by reference to Exhibit 4.5.1 of Food 4 Less Holdings, Inc.'s Quarterly
                 Report on Form 10-Q for the quarter ended July 16, 1995).

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

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
- ------                                          -----------------------
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

4.5.3            Second Supplemental Indenture for the 10-1/4 Senior Subordinated Notes due 2002, dated as of June 14, 1995, by and between Ralphs Grocery Company (as successor) and United States Trust Company of New York, as Trustee
                 (incorporated herein by reference to Exhibit 4.7.3 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form
                 10-Q for the quarter ended July 16, 1995).

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

4.6.3            Third Supplemental Indenture for the 9% Senior Subordinated Notes due 2003, dated as of

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
- ------                                          -----------------------
                 June 14, 1995, by and between Ralphs Grocery Company (as successor) and United States Trust Company of New
                 York, as trustee (incorporated herein by reference to Exhibit 4.8.4 of Food 4 Less Holdings, Inc.'s Quarterly
                 Report on Form 10-Q for the quarter ended July 16, 1995).

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

4.7.3            Second Supplemental Indenture for the 10.45% Senior Notes due 2000, dated as of June 14, 1995, by and among
                 Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and Norwest Bank Minnesota,
                 National Association, as trustee (incorporated herein by reference to Exhibit 4.9.3 of Food 4 Less Holdings,
                 Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.7.4            Third Supplemental Indenture for the 10.45% Senior Notes due 2000, dated as of June 14, 1995, by and among
                 Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.9.4 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter year ended July 16, 1995).

4.8.1            Senior Subordinated Note Indenture dated as of June 15, 1991 by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee
                 (incorporated herein by reference to Exhibit 4.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form
                 10-K for the fiscal year ended June 29, 1991).

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

4.8.4            Third Supplemental Indenture, dated as of July 24, 1992 by and among Food 4 Less

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
- ------                                          -----------------------
                 Supermarkets, Inc., the subsidiary guarantors identified therein and United States Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.2.3 to Food 4 Less Supermarkets, Inc.'s Annual
                 Report on Form 10-K for the fiscal year ended June 27, 1992).

4.8.5            Fourth Supplemental Indenture for the 13.75% Senior Subordinated Notes due 2001, dated as of May 30, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States
                 Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.10.5 of Food 4 Less
                 Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

4.8.6            Fifth Supplemental Indenture for the 13.75% Senior Subordinated Notes due 2001, dated as of June 14, 1995, by and among Ralphs Grocery Company (as successor by merger to Food 4 Less Supermarkets, Inc.), the subsidiary guarantors identified therein and United States Trust Company of New York as trustee (incorporated herein by reference to Exhibit 4.10.6 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

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

10.4*            Employment Agreement dated as of June 14, 1995 between Food Less Holdings, Inc., Ralphs Grocery Company and
                 George G. Golleher (incorporated herein by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s
                 Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.5*            Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Byron E. Allumbaugh
                 (incorporated herein by reference to Exhibit 10.8 of Ralphs Grocery Company's Quarterly Report on Form 10-Q
                 for the quarter ended July 16, 1995).

10.6*            Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Alfred A. Marasca
                 (incorporated herein by reference to Exhibit 10.9 of Ralphs Grocery Company's Quarterly Report on Form 10-Q
                 for the quarter ended July 16, 1995).

10.7*            Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Greg Mays (incorporated herein by reference to Exhibit 10.10 of Ralphs Grocery Company's

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
- ------                                          -----------------------
                 Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.8*            Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Harley DeLano.

10.9*            Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Jan Charles Gray
                 (incorporated herein by reference to Exhibit 10.12 of Ralphs Grocery Company's Quarterly Report on Form 10-Q
                 for the quarter ended July 16, 1995).

10.10*           Employment Agreement dated as of June 14, 1995 between Ralphs Grocery Company and Tony Schnug.

10.11*           Management Stockholders Agreement dated as of June 14, 1995 between Food 4 Less Holdings, Inc. and the management employees listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.12 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995).

10.12*           Consulting Agreement dated as of June 27, 1988 by and between Falley's, Inc. and Joe S. Burkle (incorporated herein by reference to Exhibit 10.38 to Food 4 Less Supermarkets, Inc.'s Registration Statement on Form S-1,
                 No. 33-31152).

10.13*           Letter Agreement dated as of December 10, 1990 amending Consulting Agreement by and between Falley's, Inc.
                 and Joe S. Burkle (incorporated herein by reference to Exhibit 10.17.1 to Food 4 Less Supermarkets, Inc.'s
                 Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

10.14            Distribution Center Transfer Agreement, dated as of November 1, 1995, by and between Smith's Food & Drug
                 Centers, Inc., a Delaware corporation, and Ralphs Grocery Company, relating to the Riverside, California property (incorporated herein by reference to Exhibit 10.1 to Ralphs Grocery's Company's Quarterly Report on
                 Form 10-Q for the quarter ended October 8, 1995).

10.15.1*         Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994.

10.15.2*         Amendment to the Retirement Supplement Plan, effective as of January 1, 1995.

10.15.3*         Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs
                 Grocery Company and Ralphs Grocery Company Retirement Supplement Plan.

10.16.1*         Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9,1994.

10.16.2*         Amendment to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1,
                 1995.

10.16.3*         Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between
                 Ralphs Grocery Company and Ralphs Grocery Company Supplemental

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
- ------                                          -----------------------
                 Executive Retirement Plan.

10.16.4*         Third Amendment to the Ralphs Grocery Company Supplemental Executive Plan, effective as of July 1, 1995.

21               Subsidiaries

27               Financial Data Schedule