Form 10-Q
period 1996-07-14
RALPHS GROCERY CO /DE/
filed 1996-08-28
CIK 835676

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


          For Quarter Ended                       Commission File Number
            July 14, 1996                                 33-46750



                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 95-4356030
     (State or other jurisdiction of                   (I.R.S Employer
     incorporation or organization)                 Identification Number)


     1100 West Artesia Boulevard
         Compton, California                               90220
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

     At August 28, 1996, there were 1,513,938 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by Food 4 Less Holdings, Inc., and there was no public market for the Common Stock.

                             RALPHS GROCERY COMPANY

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated balance sheets as of
                     January 28, 1996 and July 14, 1996   . . . . . . . . . . . . . . . . .                  2

                 Consolidated statements of operations for the 12 weeks ended
                     July 16, 1995 and July 14, 1996  . . . . . . . . . . . . . . . . . . .                  4

                 Consolidated statements of operations for the 24 weeks ended
                     July 16, 1995 and July 14, 1996  . . . . . . . . . . . . . . . . . . .                  5

                 Consolidated statements of cash flows for the 24 weeks ended
                     July 16, 1995 and July 14, 1996  . . . . . . . . . . . . . . . . . . .                  6

                 Consolidated statements of stockholder's equity as of
                     January 28, 1996 and July 14, 1996   . . . . . . . . . . . . . . . . .                  8

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . .                  9

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .                 13


PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .                 18

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                January 28,       July 14,
                         ASSETS                                                    1996             1996
                                                                                -----------     -----------
                                                                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   67,983       $   61,517
    Trade receivables, net                                                          60,948           62,831
    Notes and other receivables                                                      6,452            5,128
    Inventories                                                                    502,669          466,172
    Patronage receivables from suppliers                                             4,557            2,588
    Prepaid expenses and other                                                      34,855           21,200
                                                                                ----------       ----------
        Total current assets                                                       677,464          619,436

INVESTMENTS IN AND NOTES RECEIVABLE FROM
   SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                                     7,288            7,020
    Certified Grocers of California  and others                                      4,926            4,926

PROPERTY AND EQUIPMENT:
    Land                                                                           183,125          171,542
    Buildings                                                                      196,551          176,455
    Leasehold improvements                                                         251,856          201,877
    Fixtures and equipment                                                         441,760          387,615
    Construction in progress                                                        61,296           47,096
    Leased property under capital leases                                           189,061          202,738
    Leasehold interests                                                            114,475          110,661
                                                                                ----------       ----------
                                                                                 1,438,124        1,297,984
    Less:  Accumulated depreciation and amortization                               226,451          241,280
                                                                                ----------       ----------

        Net property and equipment                                               1,211,673        1,056,704

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $6,964 and $12,032 at  January 28, 1996 and
        July 14, 1996,  respectively                                                94,100           95,021
    Goodwill, less accumulated amortization of $60,407
        and $76,592 at January 28, 1996 and
        July 14, 1996, respectively                                              1,173,445        1,333,421
    Other, net                                                                      19,233           24,558
                                                                                ----------       ----------

                                                                                $3,188,129       $3,141,086
                                                                                ==========       ==========





   The accompanying notes are an integral part of these consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                January 28,       July 14,
                 LIABILITIES AND STOCKHOLDER'S EQUITY                              1996             1996
                                                                                -----------      -----------
                                                                                                 (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                            $  385,500       $  335,766
    Accrued payroll and related liabilities                                         94,011          106,240
    Accrued interest                                                                23,870           24,204
    Other accrued liabilities                                                      276,162          264,333
    Income taxes payable                                                               596            1,050
    Current portion of self-insurance liabilities                                   21,785           50,000
    Current portion of senior debt                                                  31,735           15,468
    Current portion of obligations under capital leases                             22,261           26,097
                                                                                ----------       ----------
         Total current liabilities                                                 855,920          823,158

SENIOR DEBT, net of current portion                                              1,226,302        1,232,703

OBLIGATIONS UNDER CAPITAL LEASES                                                   130,784          135,105

SENIOR SUBORDINATED DEBT                                                           671,222          671,222

DEFERRED INCOME TAXES                                                               17,988           17,988

SELF-INSURANCE LIABILITIES                                                         127,200          103,412

LEASE VALUATION RESERVE                                                             25,182           23,368

OTHER NON-CURRENT LIABILITIES                                                       74,412          128,522

COMMITMENTS AND CONTINGENCIES                                                           --               --

STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 5,000,000 shares
         authorized; 1,513,938 shares issued                                            15               15
    Additional capital                                                             466,783          466,783
    Notes receivable from stockholders of parent                                      (602)            (593)
    Retained deficit                                                              (407,077)        (460,597)
                                                                                ----------       ----------

    Total stockholder's equity                                                      59,119            5,608
                                                                                ----------       ----------

                                                                                $3,188,129       $3,141,086
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


                                                                                  12 Weeks        12 Weeks
                                                                                    Ended          Ended
                                                                                  July 16,        July 14,
                                                                                    1995            1996
                                                                                 ----------      ----------
SALES                                                                             $ 857,344      $1,243,768

COST OF SALES                                                                       695,727         981,521
                                                                                  ---------      ----------

GROSS PROFIT                                                                        161,617         262,247

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                     163,654         218,876

AMORTIZATION OF GOODWILL                                                              4,683          8,983

RESTRUCTURING CHARGE                                                                 63,587              --
                                                                                  ---------      ----------

OPERATING INCOME (LOSS)                                                             (70,307)         34,388
                                                                                  ---------      ----------

INTEREST EXPENSE:
    Interest expense, excluding amortization
         of deferred financing costs                                                 30,446          54,076
    Amortization of deferred financing costs                                          1,600           1,732
                                                                                  ---------      ----------
                                                                                     32,046          55,808

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                       (19)            119
                                                                                  ---------      ----------

LOSS BEFORE EXTRAORDINARY CHARGE
   AND PROVISION FOR INCOME TAXES                                                  (102,334)        (21,539)

PROVISION FOR INCOME TAXES                                                              200              --
                                                                                  ---------      ----------

LOSS BEFORE EXTRAORDINARY CHARGE                                                   (102,534)        (21,539)

EXTRAORDINARY CHARGE                                                                 23,128              --
                                                                                  ---------      ----------

NET LOSS                                                                          $(125,662)     $  (21,539)
                                                                                  =========      ==========

PREFERRED STOCK ACCRETION                                                             1,584               -
                                                                                  ---------      ----------

LOSS APPLICABLE TO COMMON SHARES                                                  $(127,246)     $  (21,539)
                                                                                  =========      ==========

LOSS PER COMMON SHARE:
    Loss before extraordinary charges                                             $  (68.96)     $   (14.23)
    Extraordinary charges                                                            (15.32)             --
                                                                                  ---------      ----------
    Net loss                                                                      $  (84.28)     $   (14.23)
                                                                                  =========      ==========

        Average Number of Common Shares Outstanding                               1,509,821       1,513,938
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


                                                                                  24 Weeks        24 Weeks
                                                                                    Ended          Ended
                                                                                  July 16,        July 14,
                                                                                    1995            1996
                                                                                 ----------      ----------
SALES                                                                            $1,480,942      $2,474,576

COST OF SALES                                                                     1,212,157       1,963,692
                                                                                 ----------      ----------

GROSS PROFIT                                                                        268,785         510,884

SELLING, GENERAL, ADMINISTRATIVE AND OTHER, NET                                     255,006         436,211

AMORTIZATION OF GOODWILL                                                              6,512          16,185

RESTRUCTURING CHARGE                                                                 63,587              --
                                                                                 ----------      ----------

OPERATING INCOME (LOSS)                                                             (56,320)         58,488
                                                                                 ----------      ----------

INTEREST EXPENSE:
    Interest expense, excluding amortization
         of deferred financing costs                                                 45,968         106,824
    Amortization of deferred financing costs                                          2,994           5,068
                                                                                 ----------      ----------
                                                                                     48,962         111,892

LOSS (GAIN) ON DISPOSAL OF ASSETS                                                      (436)            116
                                                                                 ----------      ----------

LOSS BEFORE EXTRAORDINARY CHARGE
   AND PROVISION FOR INCOME TAXES                                                  (104,846)        (53,520)

PROVISION FOR INCOME TAXES                                                              500              --
                                                                                 ----------      ----------

LOSS BEFORE EXTRAORDINARY CHARGE                                                   (105,346)        (53,520)

EXTRAORDINARY CHARGE                                                                 23,128              --
                                                                                 ----------      ----------

NET LOSS                                                                         $ (128,474)     $  (53,520)
                                                                                 ==========      ==========

PREFERRED STOCK ACCRETION                                                             3,960               -
                                                                                 ----------      ----------

LOSS APPLICABLE TO COMMON SHARES                                                 $ (132,434)     $  (53,520)
                                                                                 ==========      ==========

LOSS PER COMMON SHARE:
    Loss before extraordinary charges                                            $   (72.46)     $   (35.35)
    Extraordinary charges                                                            (15.33)             --
                                                                                 ----------      ----------
    Net loss                                                                     $   (87.79)     $   (35.35)
                                                                                 ==========      ==========

    Average Number of Common Shares Outstanding                                   1,508,554       1,513,938
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

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                24 Weeks         24 Weeks
                                                                                 Ended            Ended
                                                                                July 16,         July 14,
                                                                                  1995             1996
                                                                               -----------      -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Cash received from customers                                               $ 1,480,754      $ 2,474,576
    Cash paid to suppliers and employees                                        (1,459,333)      (2,298,404)
    Interest paid                                                                  (39,054)        (106,490)
    Income taxes refunded (paid)                                                       100               --
    Interest received                                                                  228            1,031
    Other, net                                                                         (46)            (116)
                                                                               -----------      -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (17,351)          70,597

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                     5,471           20,537
    Payment for purchase of property and equipment                                 (30,427)         (55,840)
    Payment of acquisition costs, net of cash acquired                            (340,620)         (10,172)
    Other, net                                                                        (639)          (3,191)
                                                                               -----------      -----------

NET CASH USED BY INVESTING ACTIVITIES                                             (366,215)         (48,666)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                                   963,084           94,625
    Payments of long-term debt                                                    (552,296)         (56,791)
    Payments of capital lease obligation                                            (3,294)         (12,551)
    Net increase (decrease)  in revolving loan                                       2,700          (47,700)
    Capital contribution from parent                                                12,108               --
    Dividends                                                                       (6,944)              --
    Deferred financing costs and other, net                                             27           (5,980)
                                                                               -----------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   415,385          (28,397)
                                                                               -----------      -----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                               31,819           (6,466)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    19,560           67,983
                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    51,379      $    61,517
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

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                 24 Weeks         24 Weeks
                                                                                  Ended            Ended
                                                                                 July 16,         July 14,
                                                                                   1995             1996
                                                                                ----------        ---------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED (USED) BY OPERATING ACTIVITIES:
         Net loss                                                               $ (128,474)       $ (53,520)
         Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
            Restructuring charge                                                    63,587               --
            Extraordinary charge                                                    23,128               --
            Depreciation and amortization                                           42,233           79,926
            Loss (gain) on sale of assets                                             (436)             116
            Change in assets and liabilities, net of effects
             from acquisition of business:
             Accounts and notes receivable                                           4,765            1,410
             Inventories                                                            23,590           36,497
             Prepaid expenses and other                                              5,520            8,731
             Accounts payable and accrued liabilities                              (51,036)          (6,990)
             Self-insurance liabilities                                               (828)           4,427
             Income taxes payable                                                      600               --
                                                                                ----------        ---------
             Total adjustments                                                     111,123          124,117
                                                                                ----------        ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                $  (17,351)       $  70,597
                                                                                ==========        =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
    Acquisition of stores:
       Fair value of assets acquired, less cash acquired
         of $34,380  in 1995                                                    $2,053,528        $      --
       Net cash paid in acquisition                                               (340,620)              --
       Capital contribution from parent                                           (280,000)              --
                                                                                ----------        ---------
       Liabilities assumed                                                      $1,432,908        $      --
                                                                                ==========        =========

    Accretion of preferred stock                                                $    3,960        $      --
                                                                                ==========        =========





 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       Preferred Stock    Common Stock    Treasury Stock
                                       ---------------    ------------    --------------                                  Total
                                       Number           Number            Number           Stock-                         Stock-
                                         of               of                of            holders'   Add'l    Retained   holder's
                                       Shares   Amount  Shares    Amount  Shares  Amount    Notes   Capital    Deficit    Equity
                                       -------  ------  ------    ------  ------  ------  --------  -------   ---------  --------
BALANCES AT JANUARY 28, 1996              --     $ --  1,513,938   $15       --    $ --    $(602)   $466,783  $(407,077  $ 59,119

   Payments on Stockholder's Notes        --       --         --    --       --      --        9          --         --         9

   Net loss (unaudited)                   --       --         --    --       --      --       --          --    (53,520   (53,520)
                                        ----     ----  --------    ---     ----    ----    -----    --------  ---------  --------

BALANCES AT JULY 14, 1996 (unaudited)     --     $ --  1,513,938   $15       --    $ --    $(593)   $466,783  $(460,597  $  5,608
                                        ====     ====  =========   ===     ====    ====    =====    ========  =========  ========





 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

                 The consolidated balance sheet and statement of stockholder's equity of Ralphs Grocery Company (the "Company"), formerly known as Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") as of July 14, 1996 and the consolidated statements of operations and cash flows for the interim periods ended July 16, 1995 and July 14, 1996 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K for the fiscal year ended January 28, 1996. Results of operations for interim periods are not necessarily indicative of the results for a full fiscal year.

2.       ORGANIZATION AND ACQUISITION

                 The Company, a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"), is a retail supermarket company with a total of 402 stores which are located in Southern California (340), Northern California (26) and certain areas of the Midwest (36). The Company is the second largest conventional supermarket chain in Southern California, operating 264 stores under the "Ralphs" name, and the largest warehouse supermarket chain in Southern California, operating 76 warehouse stores under the "Food 4 Less" name. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with major manufacturing facilities, including bakery and creamery operations, and full-line warehouse and distribution facilities servicing its Southern California operations. The Company has four first-tier subsidiaries: Cala Co. ("Cala"), Falley's, Inc. ("Falley's"), Food 4 Less of Southern California, Inc. ("F4L-SoCal"), formerly known as Breco Holding Company, Inc. ("BHC") and Crawford Stores, Inc. Cala Foods, Inc. ("Cala Foods") and Bell Markets, Inc. ("Bell") are subsidiaries of Cala, and Alpha Beta Company ("Alpha Beta") is a subsidiary of F4L-SoCal.

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

                 The Company finalized the allocation of the RSI purchase price in the second quarter of 1996. The change in the allocation of the purchase price is primarily attributable to an adjustment in the valuation of fixed assets.

                 The following unaudited pro forma information presents the results of the Company's operations, adjusted to reflect interest expense and depreciation and amortization, as though the Merger had been consummated at the beginning of fiscal 1995.

                                                                      24 Weeks Ended
                                                                      July 16, 1995
                                                                 -----------------------
                                                                 (dollars in thousands,
                                                                  except share amounts)
                 Sales                                                  $2,506,633
                 Restructuring charge                                      (75,187)
                 Loss before extraordinary charge                         (191,344)
                 Net loss                                                 (214,472)
                 Loss per share:
                    Loss before extraordinary charge                       (126.39)
                    Net loss                                               (141.67)

                 The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal 1995, or of the results which may occur in the future.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Inventories

                 Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $18.7 million and $21.2 million at January 28, 1996 and July 14, 1996, respectively, and gross profit and operating income would have been greater by $1.0 million and $2.0 million for the 12 and 24 weeks ended July 16, 1995, respectively, and greater by $1.2 million and $2.5 million for the 12 and 24 weeks ended July 14, 1996, respectively.

         Reclassifications

                 Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the July 14, 1996 presentation.

         Recent Accounting Pronouncements

                 In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

4.       RESTRUCTURING CHARGE

                 During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. The stores were closed to comply with a settlement agreement with the State of California in connection with the Merger or due to under-performance. Three RGC stores were also required to be sold to
         comply with the settlement agreement.   The $75.2 million
         restructuring charge consisted of write-downs of property and equipment ($52.2 million) less estimated proceeds ($16.0 million); reserve for closed stores and warehouse facility ($16.1 million); write-off of the Alpha Beta trademark ($8.3 million); write-off of other assets ($8.0 million); lease termination expenses ($4.0
         million); and miscellaneous expenses  ($2.6 million).   During fiscal
         year 1995, the Company utilized $34.7 million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). During the 24 weeks ended July 14, 1996, the Company utilized $19.1 million of the reserve for restructuring costs. The charges consisted mainly of write-downs of property and equipment ($16.8 million) and expenditures associated with the closed stores and the warehouse facility ($3.3 million) offset by adjustments to proceeds and other assets.

                 On December 29, 1995, the Company consummated an agreement with Smith's Food & Drug Centers, Inc. ("Smith's") to sublease its one million square foot distribution center and creamery facility in Riverside, California for approximately 23 years, with renewal options through 2043, and to acquire certain operating assets and inventory at that facility. In addition, the Company also acquired nine of Smith's Southern California stores which became available when Smith's
         withdrew from the California market.   As a  result of the acquisition
         of the Riverside distribution center and creamery, the Company closed its La Habra distribution center in the first quarter of fiscal 1996. Also, the Company closed nine of its smaller and less efficient stores which were near the stores acquired from Smith's. During the fourth quarter of fiscal year 1995, the Company recorded a $47.9 million restructuring charge to recognize the cost of closing these facilities, consisting of write-downs of property and equipment ($16.1 million), closure costs ($2.2 million), and lease termination expenses ($29.6 million). During the 24 weeks ended July 14, 1996, the Company utilized $10.2 million of the reserve for restructuring costs. The charges consisted mainly of write-downs of property and equipment ($10.7 million) offset by adjustments to closure costs and lease termination expenses.

5.       DEBT

                 On June 6, 1996, the Company issued $100.0 million aggregate principal amount of 10.45% Senior Notes due 2004 (the "Private Notes") in a private placement effected pursuant to Rule 144A under the Securities Act of 1933, as amended. The terms of the Private Notes are substantially identical to those of the Company's 10.45% Senior Notes due 2004 (the "1995 Senior Notes"), which were issued in a registered offering on June 14, 1995 and of which $520.3 million aggregate principal amount is outstanding. The Private Notes were issued with original issue discount resulting in gross proceeds to the Company of $94.6 million.

                 The interest payment dates on the Private Notes are June 15 and December 15, with a maturity date of June 15, 2004. The Private Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2000, at the following redemption prices if redeemed during the twelve-month period commencing on June 15 of the years set forth below:


                                                                     Redemption
                                          Year                          Price
                             ------------------------------      ------------------
                                2000                                 105.225%
                                2001                                 103.483%
                                2002                                 101.742%
                                2003 and thereafter                  100.000%

         in each case plus accrued and unpaid interest to the date of redemption.

                 In addition, on or prior to June 15, 1998, the Company may, at its option, use the net cash proceeds from one or more public equity offerings to redeem up to an aggregate of 35 percent of the principal amount of the Private Notes originally issued, at a redemption price equal to 108.957% of the principal amount thereof if redeemed during the twelve months commencing on June 15, 1996 and 107.464% of the principal amount thereof if redeemed during the twelve months commencing on June 15, 1997, in each case plus accrued and unpaid interest to the redemption date.

                 The Private Notes are senior unsecured obligations of the Company and rank "pari passu" in right of payment with other senior unsecured indebtedness of the Company. However, the Private Notes are effectively subordinated to all secured indebtedness of the Company and its subsidiaries, including indebtedness under the New Credit Facility.

                 The $94.6 million of gross proceeds from the Private Notes was used to (i) repay $22.7 million of New Term Loans principal, which was due within the following twelve months, (ii) repay $21.7 million of additional New Term Loans principal, pro rata over the term thereof,
         (iii) repay $47.6 million in borrowings under the New Revolving Facility (without any reduction in amounts available for future borrowing thereunder) and (iv) pay fees and expenses related to the Private Notes of approximately $2.6 million.

                 On July 25, 1996, the Company initiated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its 10.45% Senior Notes due 2004 (the "Exchange Notes"), which exchange has been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its Private Notes, of which $100.0 million in aggregate principal amount was issued on June 6, 1996. The Exchange Notes will bear interest at the same rate and on the same terms as the Private Notes. The Exchange Offer will expire on August 30, 1996, unless extended by the Company.

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

         The Company's results of operations for the 24 weeks ended July 14, 1996 reflect operations for the combined Company, while the results of operations for the 24 weeks ended July 16, 1995 reflect nineteen weeks of operations of F4L Supermarkets prior to the Merger and five weeks of operations of the combined Company. Management believes that the Company's results of operations for periods ending after the consummation of the Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability as a result of the Merger is attributable to several factors, including the size of the combined Company (the Merger approximately doubled F4L Supermarkets' annual sales), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

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

         At July 14, 1996, the Company operated 264 conventional supermarkets and 76 Food 4 Less warehouse stores in Southern California. It also operated 62 additional stores in Northern California and certain areas of the Midwest. Following the Merger, the Company converted F4L Supermarkets' Alpha Beta, Boys and Viva stores to the Ralphs format and converted selected Ralphs stores to the Food 4 Less warehouse format.

         As of July 14, 1996, the Company's bakery, creamery and deli manufacturing operations and the management of major corporate departments had been consolidated and the integration of the Company's administrative departments was substantially completed. The previously planned integration and consolidation of the Company's warehousing and distribution facilities into three primary facilities has been modified and will now be completed by the end of the fiscal year. This delay was a result of the acquisition of the Smith's Riverside, California distribution and creamery facility (the "Smith's distribution center"). The consolidation of warehousing and distribution facilities is being accomplished by the closing of the Company's La Habra warehouse, Carson warehouse, Long Beach Avenue warehouse and the Slauson frozen food warehouse, as well as several other outside frozen food, deli and general merchandise facilities.

RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the selected unaudited operating results of the Company for the 12 and 24 weeks ended July 16, 1995 and July 14, 1996, respectively:

                                                12 Weeks Ended                       24 Weeks Ended
                                       --------------------------------     ---------------------------------
                                       July 16, 1995      July 14, 1996     July 16, 1995       July 14, 1996
                                       -------------      -------------     -------------       -------------
                                                                (dollars in millions)
                                                                     (unaudited)
Sales                                  $857.3  100.0 %   $1,243.8 100.0%   $1,480.9 100.0 %   $2,474.6 100.0%
Gross profit                            161.6   18.8        262.2  21.1       268.8  18.2        510.9  20.6
Selling, general, administrative
   and other, net                       163.7   19.1        218.8  17.6       255.0  17.2        436.2  17.6
Amortization of goodwill                  4.7    0.5          9.0   0.7         6.5   0.4         16.2   0.7
Restructuring charge                     63.6    7.4         --    --          63.6   4.3         --    --
Operating income (loss)                 (70.3)  (8.2)        34.4   2.8       (56.3) (3.8)        58.5   2.4
Interest expense                         32.0    3.7         55.8   4.5        49.0   3.3        111.9   4.5
Loss (gain) on disposal of assets        --     --            0.1  --          (0.4) --            0.1  --
Provision for income taxes                0.2   --           --    --           0.5  --           --    --
Loss before  extraordinary charge      (102.5) (12.0)       (21.5) (1.7)     (105.3) (7.1)       (53.5) (2.2)
Extraordinary charge                     23.1    2.7         --    --          23.1   1.6         --    --
Net loss                              $(125.7) (14.7)%     $(21.5) (1.7)%   $(128.5) (8.7)%     $(53.5) (2.2)%


         Sales. Sales per week increased $32.3 million, or 45.2 percent, from $71.4 million in the 12 weeks ended July 16, 1995 to $103.7 million in the 12 weeks ended July 14, 1996 and increased $41.4 million, or 67.1 percent, from $61.7 million in the 24 weeks ended July 16, 1995 to $103.1 million in the 24 weeks ended July 14, 1996. The increase in sales for the 12 and 24 weeks ended July 14, 1996 was primarily attributable to the addition of 174 conventional
supermarkets acquired through the Merger.   Excluding stores being divested or
closed in connection with the Merger,  comparable store sales increased 2.4
percent for the 12  weeks ended July 14, 1996.   Comparable store sales have
been improving each quarter since the Merger and this quarter represents the first quarter the Company has achieved positive comparable store sales. In addition, excluding stores being divested or closed in connection with the Merger, and excluding the impact from last year's Northern California labor dispute, comparable store sales increased 1.0 percent for the 24 weeks ended July 14, 1996. During the 24 weeks ended July 14, 1996, the Company opened 12 stores (4 Ralphs conventional supermarkets and 8 Food 4 Less price impact warehouse stores), divested or closed 18 smaller, less efficient stores and completed one remodel.

         Gross Profit.  Gross profit increased as a percentage of sales from
18.8 percent in the 12 weeks ended July 16, 1995 to 21.1 percent in the 12 weeks ended July 14, 1996 and increased from 18.2 percent in the 24 weeks ended July 16, 1995 to 20.6 percent in the 24 weeks ended July 14, 1996. The increase in gross profit margin was primarily attributable to the addition of 174 conventional supermarkets which offset the effect of the Company's warehouse stores (which have lower gross margins than the Company's conventional supermarkets) on its overall gross margin for the period. This increase also reflects a reduction in the cost of goods sold as the benefits of inventory managment programs instituted by the Company are realized. Gross profit during the 12 and 24 weeks ended July 14, 1996 was also impacted by certain one-time costs associated with the integration of the Company's operations. See "Operating Income (Loss)."

         Selling, General, Administrative and Other, Net. Selling, general, administrative and other expenses ("SG&A") were $163.7 million and $218.8 million for the 12 weeks and $255.0 million and $436.2 million for the 24 weeks ended July 16, 1995 and July 14, 1996, respectively. SG&A decreased as a percentage of sales from 19.1 percent to 17.6 percent for the 12 weeks ended July 16, 1995 and the 12 weeks ended July 14, 1996, respectively, and increased as a percentage of sales from 17.2 percent to 17.6 percent for the 24 weeks ended July 16, 1995 and the 24 weeks ended July 14, 1996, respectively. The increase in SG&A as a percentage of sales for the 24-week period was due primarily to the addition of 174 conventional supermarkets acquired through the

Merger. The additional conventional supermarkets offset the effect of the Company's warehouse stores (which have lower SG&A than the Company's conventional supermarkets) on its SG&A margin for the period. SG&A during the 12 and 24 weeks ended July 14, 1996 was also impacted by certain one-time costs associated with the integration of the Company's operations. The reduction in SG&A as a percentage of sales in the second quarter of 1996 also reflects the results of an enhancement of expense and labor controls at the store level. See "Operating Income (Loss)."

         Operating Income. In addition to the factors discussed above, operating income for the 12 and 24 weeks ended July 14, 1996 was impacted by approximately $5.9 million and $13.5 million, respectively, of costs associated with the integration of the Smith's distribution center and the continuing integration of the stores acquired from Smith's.

         Interest Expense. Interest expense (including amortization of deferred financing costs) was $32.0 million and $55.8 million for the 12 weeks and $49.0 million and $111.9 million for the 24 weeks ended July 16, 1995 and July 14, 1996, respectively. The increase in interest expense was primarily due to the increased indebtedness incurred in conjunction with the Merger. See "Liquidity and Capital Resources."

         Net Loss. Primarily as a result of the factors discussed above, the Company's net loss decreased from $125.7 million in the 12 weeks ended July 16, 1995 to $21.5 million in the 12 weeks ended July 14, 1996, and the Company's net loss decreased from $128.5 million in the 24 weeks ended July 16, 1995 to $53.5 million in the 24 weeks ended July 14, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations, amounts available under the $325.0 million revolving credit facility (the "Revolving Facility") and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditure, working capital and debt service requirements for the following twelve months. However, there can be no assurance that the Company will continue to generate cash flow from operations at historical levels or that it will be able to make future borrowings under the Revolving Facility.

         During the 24 week period ending July 14, 1996, cash provided by operating activities was approximately $70.6 million compared to cash used by operating activities of approximately $17.4 million for the 24 weeks ending July 16, 1995. The increase in cash from operating activities is due primarily to a significant improvement in operating income for the 24 weeks ending July 14,1996, partially offset by the impact of certain costs associated with the integration of the Company's operations subsequent to the Merger. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover rate allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs. At July 14, 1996, this resulted in a working capital deficit of $203.7 million.

         Cash used for investing activities was $48.7 million for the 24 weeks ended July 14, 1996. Investing activities consisted primarily of capital expenditures of $55.8 million, partially offset by $20.5 million of sale/leaseback transactions. The capital expenditures, net of the proceeds from sale/leaseback transactions, were financed primarily from cash provided by operating and financing activities.

         The capital expenditures discussed above relate to 31 new stores (17 of which had been completed at July 14, 1996) and the remodeling of 7 stores (all of which had been completed at July 14, 1996). The Company currently anticipates that its aggregate capital expenditures for fiscal

1996 will be approximately $120.0 million ($95.0 million, net of expected capital leases), of which approximately $111.0 million relate to ongoing expenditures for new stores, equipment and maintenance and approximately $9.0 million relate to Merger-related and other non-recurring items. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations and through leasing transactions.
At August 27, 1996, the Company had approximately $2.8 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its operating strategy. Consequently, management believes that if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

         The capital expenditures discussed above do not include potential acquisitions which the Company could make to expand within its existing markets or to enter other markets. The Company has grown through acquisitions in the past and from time to time engages in discussions with potential sellers of individual stores, groups of stores or other retail supermarket chains.

         The Company continues to monitor and evaluate the performance of individual stores as well as operating markets in relation to its overall business objectives. As a result of this evaluation, alternative strategies may be considered by the Company which could result in the disposition of certain assets.

         Cash used by financing activities was $28.4 million for the 24 weeks ended July 14, 1996. Financing activities consisted primarily of a $47.7 million reduction of the amount outstanding under the Revolving Facility, principal payments on long-term debt and payments on capital leases of $69.3 million, offset by proceeds from issuance of the Private Notes of $94.6
million.   At July 14, 1996, there was $79.7 million of borrowings under the
Revolving Facility and $86.5 million of standby letters of credit had been issued. At August 27, 1996, the Company had $165.3 million available for borrowing under the Revolving Facility.

         The Company is a wholly-owned subsidiary of Holdings. Holdings has outstanding $115.3 million accreted value of the New Discount Debentures and
$148.5 million principal amount of  Seller Debentures.   Holdings is a holding
company which has no assets other than the capital stock of the Company. Holdings will be required to commence semi-annual cash payments of interest on the New Discount Debentures and the Seller Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, the Company intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. The Company may make payments to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

         The Company is highly leveraged. At July 14, 1996, the Company's total long-term indebtedness (including current maturities) and stockholder's equity were $2.1 billion and $5.6 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, integration costs and debt service payments. However, there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 4.1 Indenture for the 10.45% Senior Notes due 2004, dated as of June 6, 1996, by and among Ralphs Grocery Company, the subsidiary guarantors identified therein and Norwest Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit
                          4.9 of Ralphs Grocery Company's Registration
                          Statement on Form S-4, No. 333-07005, as filed with the Securities and Exchange Commission on June 27,
                          1996).

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



Dated:     August 28, 1996             RALPHS GROCERY COMPANY

                                                 /s/ Greg Mays
                                       -----------------------------------
                                                     Greg Mays
                                              Executive Vice President
                                              Finance & Administration
                                              Chief Financial Officer