Form 10-Q
period 1997-07-20
RALPHS GROCERY CO /DE/
filed 1997-09-03
CIK 835676

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




           For Quarter Ended                     Commission File Number
             July 20, 1997                              33-46750


                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


               DELAWARE                                       95-4356030
    (State or other jurisdiction of                        (I.R.S Employer
     incorporation or organization)                     Identification Number)


      1100 West Artesia Boulevard
          Compton, California                                   90220
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

     At September 2, 1997, there were 1,513,938 shares of Common Stock outstanding. As of such date, all of the outstanding shares of Common Stock were held by Food 4 Less Holdings, Inc., and there was no public market for the Common Stock.

================================================================================

                             RALPHS GROCERY COMPANY

                                      INDEX

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated balance sheets as of
           February 2, 1997 and July 20, 1997 ...........................    2

        Consolidated statements of operations for the 12 weeks ended
           July 14, 1996 and July 20, 1997...............................    4

        Consolidated statements of operations for the 24 weeks ended
           July 14, 1996 and July 20, 1997...............................    5

        Consolidated statements of cash flows for the 24 weeks ended
           July 14, 1996 and July 20, 1997...............................    6

        Consolidated statements of stockholder's deficit as of
           February 2, 1997 and July 20, 1997............................    8

        Notes to consolidated financial statements.......................    9

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   12


PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................   17

        Signatures.......................................................   18

                                PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                February 2,     July 20,
                      ASSETS                                        1997         1997
                                                                ----------     ----------
                                                                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                   $   67,589     $   58,777
    Trade receivables, less allowances of
       $4,057 and $3,617 at February 2, 1997 and
       July 20, 1997, respectively                                  46,560         40,872
    Notes and other receivables                                        531            489
    Inventories                                                    502,095        491,531
    Patronage receivables from suppliers                             4,433          2,419
    Prepaid expenses and other                                      21,925         31,587
                                                                ----------     ----------
        Total current assets                                       643,133        625,675

INVESTMENTS IN AND NOTES RECEIVABLE FROM
   SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                     7,020          6,797
    Certified Grocers of California  and others                      4,945          4,945

PROPERTY AND EQUIPMENT:
    Land                                                           173,803        173,803
    Buildings                                                      188,311        192,310
    Leasehold improvements                                         226,159        236,980
    Fixtures and equipment                                         401,716        419,666
    Construction in progress                                        51,117         62,093
    Leased property under capital leases                           200,199        209,765
    Leasehold interests                                            112,398        111,386
                                                                ----------     ----------
                                                                 1,353,703      1,406,003
    Less:  Accumulated depreciation and amortization               301,477        341,828
                                                                ----------     ----------

        Net property and equipment                               1,052,226      1,064,175

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $17,615 and $7,690 at February 2, 1997 and
        July 20, 1997,  respectively                                88,889         51,247
    Goodwill, less accumulated amortization of $99,057
        and $115,321 at February 2, 1997 and
        July 20, 1997, respectively                              1,310,956      1,294,692
    Other, net                                                      24,824         20,365
                                                                ----------     ----------

                                                                $3,131,993     $3,067,896
                                                                ==========     ==========



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                February 2,      July 20,
               LIABILITIES AND STOCKHOLDER'S DEFICIT              1997             1997
                                                               -----------      -----------
                                                                                (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                           $   343,704      $   329,735
    Accrued payroll and related liabilities                        106,764          108,185
    Accrued interest                                                31,011           23,000
    Other accrued liabilities                                      261,582          224,995
    Income taxes payable                                             1,956            1,937
    Current portion of self-insurance liabilities                   48,251           48,251
    Current portion of long-term debt                                4,465            4,767
    Current portion of obligations under capital leases             28,041           28,478
                                                               -----------      -----------
        Total current liabilities                                  825,774          769,348

SENIOR DEBT, net of current portion                              1,263,142        1,312,118

OBLIGATIONS UNDER CAPITAL LEASES                                   126,336          128,226

SENIOR SUBORDINATED DEBT                                           671,222          689,747

DEFERRED INCOME TAXES                                               21,074           20,874

SELF-INSURANCE LIABILITIES                                          91,332           89,801

LEASE VALUATION RESERVE                                             62,389           58,244

OTHER NON-CURRENT LIABILITIES                                      106,286          100,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
    Common stock, $.01 par value, 5,000,000 shares
        authorized; 1,513,938 shares issued and
        outstanding at February 2, 1997 and July 20, 1997,
        respectively                                                    15               15
    Additional capital                                             466,783          466,933
    Notes receivable from stockholders of parent                      (592)            (591)
    Retained deficit                                              (501,768)        (567,175)
                                                               -----------      -----------

    Total stockholder's deficit                                    (35,562)        (100,818)
                                                               -----------      -----------

                                                               $ 3,131,993      $ 3,067,896
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

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          12 Weeks        12 Weeks
                                                            Ended           Ended
                                                          July 14,         July 20,
                                                            1996             1997
                                                        -----------      -----------
SALES                                                   $ 1,243,768      $ 1,271,726

COST OF SALES (including purchases from related
    parties of $22,174 and $15,601 for the 12 weeks
    ended July 14, 1996 and the 12 weeks ended
    July 20, 1997, respectively)                            991,224        1,010,600
                                                        -----------      -----------

GROSS PROFIT                                                252,544          261,126

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                209,292          205,291

AMORTIZATION OF GOODWILL                                      8,983            8,132
                                                        -----------      -----------

OPERATING INCOME                                             34,269           47,703

INTEREST EXPENSE:
    Interest expense, excluding amortization
        of deferred financing costs                          54,076           52,421
    Amortization of deferred financing costs                  1,732              711
                                                        -----------      -----------
                                                             55,808           53,132

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGES                               (21,539)          (5,429)

PROVISION FOR INCOME TAXES                                        -                -
                                                        -----------      -----------

LOSS BEFORE EXTRAORDINARY CHARGES                           (21,539)          (5,429)

EXTRAORDINARY CHARGES                                             -                -
                                                        -----------      -----------

NET LOSS                                                $   (21,539)     $    (5,429)
                                                        ===========      ===========

LOSS PER COMMON SHARE:
    Loss before extraordinary charges                   $    (14.23)     $     (3.59)
    Extraordinary charges                                         -                -
                                                        -----------      -----------
    Net loss                                            $    (14.23)     $     (3.59)
                                                        ===========      ===========

    Average Number of Common Shares Outstanding           1,513,938        1,513,938
                                                        ===========      ===========



 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          24 Weeks        24 Weeks
                                                            Ended           Ended
                                                          July 14,         July 20,
                                                            1996             1997
                                                        -----------      -----------
SALES                                                   $ 2,474,576      $ 2,547,948

COST OF SALES (including purchases from related
    parties of $47,965 and $32,505 for the 24 weeks
    ended July 14, 1996 and the 24 weeks ended
    July 20, 1997, respectively)                          1,984,107        2,023,869
                                                        -----------      -----------

GROSS PROFIT                                                490,469          524,079

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                415,912          415,066

AMORTIZATION OF GOODWILL                                     16,185           16,264
                                                        -----------      -----------

OPERATING INCOME                                             58,372           92,749

INTEREST EXPENSE:
    Interest expense, excluding amortization
        of deferred financing costs                         106,824          106,683
    Amortization of deferred financing costs                  5,068            3,490
                                                        -----------      -----------
                                                            111,892          110,173


LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGES                               (53,520)         (17,424)

PROVISION FOR INCOME TAXES                                        -                -
                                                        -----------      -----------

LOSS BEFORE EXTRAORDINARY CHARGES                           (53,520)         (17,424)

EXTRAORDINARY CHARGES                                             -           47,983
                                                        -----------      -----------

NET LOSS                                                $   (53,520)     $   (65,407)
                                                        ===========      ===========

LOSS PER COMMON SHARE:
    Loss before extraordinary charges                   $    (35.35)     $    (11.51)
    Extraordinary charges                                         -           (31.69)
                                                        -----------      -----------
    Net loss                                            $    (35.35)     $    (43.20)
                                                        ===========      ===========

    Average Number of Common Shares Outstanding           1,513,938        1,513,938
                                                        ===========      ===========





 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            24 Weeks         24 Weeks
                                                              Ended            Ended
                                                             July 14,         July 20,
                                                               1996             1997
                                                           -----------      -----------
CASH PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                           $ 2,474,576      $ 2,547,948
    Cash paid to suppliers and employees                    (2,298,404)      (2,419,924)
    Interest paid                                             (106,490)        (114,694)
    Income taxes paid                                                -              (19)
    Interest received                                            1,031              214
    Other, net                                                    (116)          (8,861)
                                                           -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       70,597            4,664

CASH USED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                20,537           11,685
    Payment for purchase of property and equipment             (55,840)         (68,203)
    Payment of acquisition costs, net of cash acquired         (10,172)               -
    Other, net                                                  (3,191)          (6,421)
                                                           -----------      -----------

NET CASH USED BY INVESTING ACTIVITIES                          (48,666)         (62,939)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                94,625          717,798
    Payments of long-term debt                                 (56,791)        (687,409)
    Payments of capital lease obligations                      (12,551)         (13,307)
    Increase (decrease)  in revolving loan, net                (47,700)          37,200
    Capital contribution from parent                                 -              150
    Deferred financing costs and other, net                     (5,980)          (4,969)
                                                           -----------      -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (28,397)          49,463
                                                           -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (6,466)          (8,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                67,983           67,589
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    61,517      $    58,777
                                                           ===========      ===========



 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                24 Weeks       24 Weeks
                                                                  Ended          Ended
                                                                 July 14,       July 20,
                                                                   1996           1997
                                                                ---------      ---------
RECONCILIATION OF NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Net loss                                                $ (53,520)     $ (65,407)
        Adjustments to reconcile net loss to net cash
           provided (used) by operating activities:
           Depreciation and amortization                           79,926         80,288
           Non-cash extraordinary charges                               -         39,122
           Amortization of debt discount                                -            214
           Loss (gain) on sale of assets                              116              -
           Change in assets and liabilities, net of effects
           from acquisition of business:
           Accounts and notes receivable                            1,410          7,744
           Inventories                                             36,497         10,564
           Prepaid expenses and other                               8,731        (13,074)
           Accounts payable and accrued liabilities                (6,990)       (53,037)
           Self-insurance liabilities                               4,427         (1,531)
           Deferred income taxes                                        -           (200)
           Income taxes payable                                         -            (19)
                                                                ---------      ---------
           Total adjustments                                      124,117         70,071
                                                                ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  70,597      $   4,664
                                                                =========      =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
    Fixed assets acquired through the issuance of
        capital leases                                          $  20,683      $  20,527
                                                                =========      =========

    Retirement of capital leases                                $       -      $   4,893
                                                                =========      =========





 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                 Common Stock
                                             --------------------
                                                Number                                                                Total
                                                  of                 Stockholder's   Additional     Retained      Stockholder's
                                                Shares     Amount        Notes         Capital       Deficit         Deficit
                                             ---------     ------    -------------   ----------     --------      -------------
BALANCES AT FEBRUARY 2, 1997                 1,513,938       $15        $(592)        $466,783     $(501,768)      $(35,562)

   Payments on Stockholder's Notes                   -         -            1                -             -              1

   Capital contribution by F4L Holdings, Inc.        -         -            -              150             -            150

   Net loss (unaudited)                             -          -            -                -       (65,407)       (65,407)
                                             ---------       ---        -----         --------     ---------      ---------

BALANCES AT JULY 20, 1997 (unaudited)        1,513,938       $15        $(591)        $466,933     $(567,175)     $(100,818)
                                             =========       ===        =====         ========     =========      =========



 The accompanying notes are an integral part of these consolidated statements.

                             RALPHS GROCERY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 20, 1997
                                   (UNAUDITED)


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

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

               The accompanying consolidated balance sheet and statement of stockholder's deficit of the Company as of July 20, 1997 and the consolidated statements of operations and cash flows for the interim periods ended July 14, 1996 and July 20, 1997 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles, and, therefore, should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1997. The results of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

        Inventories

               Inventories, which consist primarily of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $24.3 million and $26.1 million at February 2, 1997 and July 20, 1997, respectively, and gross profit and operating income would have been greater by $2.5 million and $1.7 million for the 24 weeks ended July 14, 1996 and July 20, 1997, respectively.

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

               For the period ended July 20, 1997, the estimated effective income tax rate is less than the U.S. statutory rate primarily due to a 100% valuation allowance provided against the additional deferred tax assets that arose from the current operating loss.

        Loss Per Common Share

               Loss per common share is computed based on the weighted average number of shares outstanding during the applicable period. Fully diluted loss per share has been omitted as it is anti-dilutive for all periods presented.

        Reclassifications

               Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the July 20, 1997 presentation.

        New Accounting Standards

               In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") was issued. SFAS No. 128 is effective for earnings per share calculations for periods ending after December 15, 1997. The new method of calculating earnings per share will have no effect on the Company's historical earnings per share.

               In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") was issued. Adoption of this statement will not have a material effect on historical results of operations.

3.      RESTRUCTURING CHARGE

               During the 24 weeks ended July 20, 1997, the Company utilized $1.9 million and $3.0 million of the remaining restructuring reserve related to the fiscal 1995 $75.2 and $47.9 million restructuring charges, respectively. The amounts utilized primarily include write-downs of property and equipment ($1.2 million) and payments for lease obligations ($3.5 million).

4.      DEBT

               During the first quarter of fiscal 1997, the Company issued $155 million principal amount of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") with terms substantially identical to the Company's existing 11% Senior Subordinated Notes at a price of 105.5% of their principal amount, resulting in gross proceeds of $163.5 million. The proceeds were used to redeem all of the Company's $145 million principal amount of 13.75% Senior Subordinated Notes at a price of 106.1% of their principal amount and to pay the related accrued interest through the redemption date, which was April 28, 1997. The remaining proceeds were used to pay fees and expenses associated with the issuance of the 1997 11% Senior Subordinated Notes.

               During the first quarter of fiscal 1997, the Company also amended and restated its existing credit facility ("Old Credit Facility") to lower interest margins and allow more flexibility with respect to application of proceeds from certain assets sales and capital expenditures. The amended and restated credit facility (the "New Credit Facility") consists of a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility (together, the "Term Loans") and a $325.0 million Revolving Credit Facility ("Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum of $150.0 may be issued.

               Borrowings under the New Credit Facility bear interest at the bank's Base Rate (as defined) plus a margin ranging from 0.25 percent to
        1.75 percent or the Eurodollar Rate (as defined) plus a margin ranging from 1.25 percent to 2.75 percent. At July 20, 1997, $549.1 million was outstanding under the Term Loans, $136.6 was outstanding under the Revolving Facility, and $77.3 million of standby Letters of Credit had been issued on behalf of the Company. At July 20, 1997, the weighted average interest rate on the Term Loans was 7.82 percent and the interest rate on the Revolving Facility was 7.72 percent. Quarterly principal installments on the Term Loans continue to 2004, with principal amounts due as follows: $2.6 million in fiscal 1997, $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001 and $368.3 million thereafter.

               As a result of the refinancings described above, the Company recorded extraordinary charges in the first quarter of fiscal 1997 of approximately $48.0 million, consisting of the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

5.      RELATED PARTY TRANSACTIONS

               During the 12 weeks ended July 20, 1997 and July 14, 1996, the Company purchased $15.6 million and $22.2 million, respectively, in inventory from Certified Grocers. During the 24 weeks ended July 20, 1997 and July 14, 1996, the Company purchased $32.5 million and $48.0 million, respectively, in inventory from Certified Grocers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth the selected unaudited operating results of the Company for the 12 and 24 weeks ended July 14, 1996 and July 20, 1997, respectively:

                                         12 Weeks Ended                         24 Weeks Ended
                              -----------------------------------    -----------------------------------
                                July 14, 1996      July 20, 1997     July 14, 1996       July 20, 1997
                              ----------------    ---------------   -----------------   ----------------
                                                         (in millions)
                                                          (unaudited)
Sales                         $1,243.8  100.0%   $1,271.7   100.0%  $2,474.6   100.0%   $2,547.9   100.0%
Gross profit                     252.5   20.3       261.1    20.5      490.5    19.8       524.1    20.6
Selling, general and
   administrative expenses       209.3   16.8       205.3    16.1      415.9    16.8       415.1    16.3
Amortization of goodwill           9.0    0.7         8.1     0.6       16.2     0.7        16.3     0.6
Operating income                  34.3    2.8        47.7     3.8       58.4     2.4        92.7     3.6
Interest expense                  55.8    4.5        53.1     4.2      111.9     4.5       110.2     4.3
Provision for income taxes         -      -           -       -          -       -           -       -
Loss before  extraordinary
   charges                       (21.5)  (1.7)       (5.4)   (0.4)     (53.5)   (2.2)      (17.4)   (0.7)
Extraordinary charges              -      -           -       -          -       -          48.0     1.9
Net loss                        $(21.5)  (1.7)%     $(5.4)   (0.4)%   $(53.5)   (2.2)%    $(65.4)   (2.6)%


        Sales. Sales for the 12 weeks ended July 20, 1997 increased $27.9 million to $1,271.7 million from $1,243.8 million for the 12 weeks ended July 14, 1996 and increased $73.3 million to $2,547.9 million in the 24 weeks ended July 20, 1997 from $2,474.6 million in the 24 weeks ended July 14, 1996. The increases in sales were primarily attributable to 2.0 percent and 3.0 percent increases in comparable store sales for the 12 and 24 week periods ended July 20, 1997, respectively, and the continued success of new store openings, partially offset by store closings. Since the beginning of fiscal 1996, 28 stores have been opened and 32 stores have been closed and a total of 55 stores have been remodeled. The second quarter of fiscal 1997 represents the fifth consecutive quarter that the Company has achieved positive comparable store sales. The increases in comparable store sales reflect consumers' favorable response to the Company's "First in Southern California" marketing program, which focuses on the Company's lower price program in conjunction with its premier offering of quality, selection and customer service, as well as its continuing remodeling program.

        Gross Profit. Gross profit increased as a percentage of sales from 20.3 percent in the 12 weeks ended July 14, 1996 to 20.5 percent in the 12 weeks ended July 20, 1997 and increased as a percentage of sales from 19.8 percent in the 24 weeks ended July 14, 1996 to 20.6 percent in the 24 weeks ended July 20, 1997. The increase in gross profit margin reflects a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of product procurement programs instituted by the Company are realized.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $209.3 million and $205.3 million for the 12 weeks ended July 14, 1996 and July 20, 1997, respectively, and were $415.9 million and $415.1 million for the 24 weeks ended July 14, 1996 and July 20, 1997, respectively. SG&A decreased as a percentage of sales from 16.8 percent to
16.1 percent for the 12 weeks ended July 14, 1996 and July 20, 1997, respectively, and decreased as a percentage of sales from 16.8 percent to 16.3 percent for the 24 weeks ended July 14, 1996 and July 20, 1997, respectively. The reduction in SG&A as a percentage of sales reflects the continued results of tighter expense and labor controls at the store level and continued administrative cost reductions. Additionally, the Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW") and recognized pension suspension credits of $4.8 million and $6.8 million in the 24 weeks ended July 14, 1996 and the 24 weeks ended July 20, 1997, respectively.

        Operating Income. Primarily as a result of the factors discussed above, the Company's operating income increased from $34.3 million in the 12 weeks ended July 14, 1996 to $47.7 million in the 12 weeks ended July 20, 1997 and increased from $58.4 million in the 24 weeks ended July 14, 1996 to $92.7 million in the 24 weeks ended July 20, 1997.

        Loss Before Extraordinary Charges. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charges decreased from $21.5 million in the 12 weeks ended July 14, 1996 to $5.4 million in the 12 weeks ended July 20, 1997 and decreased from $53.5 million in the 24 weeks ended July 14, 1996 to $17.4 million in the 24 weeks ended July 20, 1997.

        Extraordinary Charges. Extraordinary charges of $48.0 million were recorded during the 12 weeks ended April 27, 1997. These charges relate to the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow from operations, amounts available under the Company's $325.0 million revolving facility ("Revolving Facility") and lease financing are the Company's principal sources of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditure, working capital and debt service requirements for the remainder of fiscal 1997.

        At July 20, 1997, borrowings of $136.6 million under the Revolving Facility and $77.3 million of standby letters of credit were outstanding. The level of borrowings under the Company's Revolving Facility is dependent upon cash flows from operations, the timing of disbursements, seasonal requirements and capital expenditure activity. The Company is required to reduce loans outstanding under the Revolving Facility to $110.0 million for a period of not less than 30 consecutive days during the twelve consecutive month-period ended on the last day of fiscal 1997. The Company complied with this requirement in the second quarter of fiscal 1997. At August 22, 1997, the Company had $131.5 million available for borrowing under the Revolving Facility.

        During the 24-week period ending July 20, 1997, cash provided by operating activities was approximately $4.7 million compared to $70.6 million in the 24-week period ending July 14, 1996. The decline in cash from operating activities in the current quarter is primarily due to the timing of payments of accounts payable and accrued liabilities, prepaid expenses and accrued interest. These reductions in cash were partially offset by an improvement in operating income of approximately $34.4 million. The improvement in operating income can primarily be attributed to strong comparable store sales, a reduction in warehousing and distribution costs resulting from the consolidation of the company's distribution operations, and a reduction in cost of goods sold as the benefits of product procurement programs are realized. The Company's principal use of cash in its operating activities is inventory purchases. The Company's high inventory turnover rate generally allows it to finance a substantial portion of its inventory through trade payables, thereby reducing its short-term borrowing needs.

        Cash used by investing activities was $62.9 million for the 24-week period ending July 20, 1997. Investing activities consisted primarily of capital expenditures of $68.2 million. The capital expenditures were financed primarily from cash provided by operating and financing activities.

        The capital expenditures in the 24-week period ending July 20, 1997, as discussed above, relate to 11 new stores (two of which had been completed at July 20, 1997) and the remodeling of 57 stores (31 of which had been completed at July 20, 1997). The Company currently anticipates that its aggregate capital expenditures for fiscal 1997 will be approximately $140.0 million (net of expected capital leases) and will include eight new stores and 58 remodels. Consistent with past practices, the Company intends to finance these capital expenditures primarily with cash provided by operations, borrowings under the Revolving Facility and through leasing transactions. At August 22, 1997, the Company had approximately $12.0 million of unused equipment leasing facilities. No assurance can be given that sources of financing for capital expenditures will be available or sufficient to finance its anticipated capital expenditure requirements; however, management believes the capital expenditure program has substantial flexibility and is subject to revision based on various factors, including changes in business conditions and cash flow requirements. Management believes that if the Company were to substantially reduce or postpone these programs, there would be no substantial impact on short-term operating profitability. However, management also believes that the construction of new stores is an important component of its future operating strategy. Consequently, management believes that if these programs were substantially reduced, future operating results, and ultimately its cash flow, would be adversely affected.

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

        Cash provided by financing activities was $49.5 million for the 24-week period ending July 20, 1997, resulting primarily from refinancing activities. Refinancing activities consisted of the issuance of the 1997 11% Senior Subordinated Notes to refinance the Company's 13.75% Senior Subordinated Notes and the refinancing and amendment of the Old Credit Facility. In total, financing activities consisted primarily of proceeds of $717.8 million from the issuance of long-term debt and net borrowings of $37.2 million under the Revolving Facility, partially offset by principal payments of long-term debt of $687.4 million and capital lease payments of $13.3 million.

        During the first quarter of fiscal 1997, the Company issued the 1997 11% Senior Subordinated Notes with terms substantially identical to the Company's existing 11% Senior Subordinated Notes at a price of 105.5% of their principal amount, resulting in gross proceeds of $163.5 million. The proceeds were used to redeem all of the Company's $145 million principal amount of 13.75% Senior Subordinated Notes at a price of 106.1% of their principal amount and to pay the related accrued interest through the redemption date, which was April 28, 1997. The remaining proceeds were used to pay fees and expenses associated with the issuance of the 1997 11% Senior Subordinated Notes.

        During the first quarter, the Company also amended and restated its Old Credit Facility to lower interest margins and allow more flexibility with respect to application of proceeds from certain asset sales and capital expenditures. The amended and restated credit facility (the "New Credit Facility") consists of a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility (together, the "Term Loans") and a $325.0 million Revolving Credit Facility ("Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum of $150.0 million may be issued.

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

        The Company is a wholly-owned subsidiary of Holdings. Holdings has outstanding $131.6 million accreted value of Discount Debentures and $170.3 million principal amount of Pay-In-Kind Debentures. Holdings is a holding company which has no assets other than the capital stock of the Company. Holdings will be required to commence semi-annual cash payments of interest on the Discount Debentures and the Pay-In-Kind Debentures commencing December 15, 2000 in the amount of approximately $61 million per annum. Subject to the limitations contained in its debt instruments, the Company intends to make dividend payments to Holdings in amounts which are sufficient to permit Holdings to service its cash interest requirements. The Company may pay other dividends to Holdings in connection with certain employee stock repurchases and for routine administrative expenses.

        The Company is highly leveraged. At July 20, 1997, the Company's total long-term indebtedness (including current maturities) and stockholder's deficit were $2.2 billion and $100.8 million, respectively. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Facility and its other sources of liquidity (including lease financing), will be adequate to meet its anticipated requirements for working capital, capital expenditures, other long-term liabilities and debt service payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that future cost savings and growth can be achieved.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        When used in this report, the words "believe," "estimate," "expect," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such estimates. The following important factors, among others, could cause the Company's results of operations to be adversely affected in future periods: (i) increased competitive pressures from existing competitors and new entrants, including price-cutting strategies, store openings and remodels; (ii) loss or retirement of key members of management or the termination of the Company's Consulting Agreement with Yucaipa; (iii) inability to negotiate more favorable terms with suppliers; (iv) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreements; (v) inability to develop new stores in advantageous locations or to successfully convert or remodel additional stores;
(vi) prolonged labor disruption; (vii) deterioration in general or regional economic conditions, particularly in Southern California, the Company's principal operating region; (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (ix) loss of customers or sales weakness; (x) adverse determinations in connection with pending or future litigation or other material claims against the Company; (xi) inability to achieve future sales levels or other operating results that support its programs to reduce costs; (xii) the unavailability of funds for capital expenditures;
(xiii) increases in labor costs; (xiv) inability to control inventory levels; and (xv) operational inefficiencies in distribution or other Company systems. Many of such factors are beyond the control of the Company. There can be no assurance that the Company will not incur new or additional unforeseen costs in connection with the ongoing conduct of its business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. In addition, assumptions relating to budgeting, marketing, advertising, litigation and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

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



Dated:   September 2, 1997                      RALPHS GROCERY COMPANY


                                                /s/ John T. Standley
                                               --------------------------
                                                   John T. Standley
                                               Senior Vice President and
                                                Chief Financial Officer