Form 10-K
period 1998-02-01
RALPHS GROCERY CO /DE/
filed 1998-05-04
CIK 835676

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

For Fiscal Year Ended                                    Commission File Number
  February 1, 1998                                              33-31152


                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           95-4356030
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


      1100 West Artesia Boulevard                                    90220
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

        Ralphs Grocery Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction (I)(2) to such Form 10-K.

        At March 9, 1998, there were 1,513,938 shares of Common Stock outstanding. As of such date, all shares were held by Food 4 Less Holdings, Inc., and there was no public market for the Common Stock.

================================================================================

                                    CONTENTS

                                                                                      Page
                                     PART I
Item 1.        Business.........................................................         2

Item 2.        Properties.......................................................         3

Item 3.        Legal Proceedings and Environmental Matters......................         4


                                     PART II

Item 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters......................................         7

Item 7.        Management's Discussion and Analysis of Results
               of Operations and Financial Condition............................         8

Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk......................................................        13

Item 8.        Financial Statements and Supplementary Data......................        13

Item 9.        Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure..............................        13


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K......................................................        14



NOTE:

Items 4, 6, 10, 11, 12 and 13 are omitted pursuant to General Instruction (I)(2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

        Ralphs Grocery Company (the "Company"), a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings") and an indirect, wholly-owned subsidiary of Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), is a retail supermarket company with a total of 409 stores which are located in Southern California (344) , Northern California (27) and certain areas of the Midwest
(38). The Company is the largest supermarket operator in Southern California, with an estimated market share of 25 percent in Los Angeles and Orange Counties. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name. The Company has achieved strong competitive positions in each of its marketing areas by successfully tailoring its merchandising strategy to the particular needs of the individual communities it serves. In addition, the Company is a vertically integrated supermarket company with major manufacturing facilities, including a bakery and creamery operations, and full-line warehouse and distribution facilities servicing its Southern California operations.

        On February 10, 1998, Fred Meyer, Quality Food Centers, Inc. ("QFC") and Holdings entered into a settlement agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims that the State of California asserted against Fred Meyer, QFC and Holdings relating to the effects of the proposed Fred Meyer and QFC Mergers on supermarket competition in Southern California (the "State Claims"). Without admitting any liability in connection with the State Claims, Fred Meyer, QFC and Holdings agreed in the Settlement Agreement to divest 19 specific stores in Southern California, including 16 Ralphs stores. Under the Settlement Agreement, Fred Meyer must divest 13 stores by September 10, 1998 and the balance of six stores by December 10, 1998. Fred Meyer also agreed not to acquire new stores from third parties in the Southern California areas specified in the Settlement Agreement (covering substantially all of the Los Angeles metropolitan area) for five years following the date of the Settlement Agreement without providing prior notice to the State of California. If Fred Meyer fails to divest the required stores by the two dates set forth in the Settlement Agreement, Fred Meyer has agreed not to object to the appointment of a trustee to effect the required sales.

        On November 6, 1997, Holdings, Fred Meyer and FFL Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Fred Meyer ("Acquisition"), entered into an Agreement and Plan of Merger (the "Fred Meyer Merger Agreement"). Pursuant to the terms of the Fred Meyer Merger Agreement, Holdings was merged with Acquisition on March 10, 1998, thereby becoming a wholly-owned subsidiary of Fred Meyer (the "Fred Meyer Merger"). The Fred Meyer Merger was approved by the stockholders of Holdings through a consent solicitation. The QFC Merger was completed on March 9, 1998.

        On March 11, 1998, Fred Meyer completed certain refinancing transactions related to the Fred Meyer Merger. As part of the refinancing, Holdings and the Company made offers to purchase and consent solicitations with respect to the following debt securities: (i) Food 4 Less Holdings 13-5/8% Senior Discount Debentures due 2005, (ii) Food 4 Less Holdings 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007, (iii) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/95), (iv) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/96), (v) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 6/95) and (vi) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 3/97). Payment to the note holders included tendered amounts, interest and consent fees, which were $1,612.7 million, $37.7 million and $209.9 million, respectively.

        The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June
1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $20,344,000 and $42,565,000 principal amount of each issue are still outstanding, respectively.

        In connection with the Fred Meyer Merger, the stockholders and warrantholders of Holdings received an aggregate of 21,670,503 shares of Fred Meyer Common Stock in exchange for their Holdings shares and warrants, and cash payment of $33.6 million to terminate and satisfy Holdings' obligations under existing stock options.

        On June 14, 1995, Holdings and its subsidiary, Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") completed their acquisition (the "Ralphs Merger") of Ralphs Supermarkets, Inc. ("RSI") and its wholly owned subsidiary, Ralphs Grocery Company ("RGC"). Concurrently with the consummation of the Ralphs Merger, the Company refinanced a substantial portion of the existing indebtedness of F4L Supermarkets and RGC.

        The Company operates both conventional and warehouse format stores utilizing a retail strategy tailored to the particular needs of the individual communities it serves. The Company operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest, under six different retail formats. The following table sets forth by retail format the number of stores operated by each of the Company's three divisions at February 1, 1998 (unless otherwise indicated, all references to numbers of stores and other store data in this Annual Report on Form 10-K are as of February 1, 1998):

                                 Southern     Northern
                                California   California    Midwestern        Total
                                ----------   ----------    ----------        -----
        Ralphs                      264           -             -             264
        Cala                          -           8             -               8
        Bell                          -          13             -              13
        Falley's                      -           -             5               5
                                   ----        ----          ----            ----
           Total Conventional       264          21             5             290
        Food 4 Less                  80           -            33             113
        FoodsCo                       -           6             -               6
                                   ----        ----          ----            ----
           Total Warehouse           80           6            33             119
                                   ----        ----          ----            ----
           Total Stores             344          27            38             409
                                   ====        ====          ====            ====

ITEM 2.  PROPERTIES

        At February 1, 1998, the Company operated 409 supermarkets, as set forth in the table below:

                                                 Number of                          Average
                                               Supermarkets           Total      Square Feet/
        Division                             Owned       Leased    Square Feet     Facility
        --------                             -----       ------    -----------     --------
        Southern California                  59 (a)        285      13,914,000       40,400
        Northern California                   -             27         654,000       24,200
        Midwestern                            2 (b)         36       1,423,000       37,400

----------

(a) Includes thirteen stores located on real property subject to ground leases.
(b)     Includes one store that is partially owned and partially leased.

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

ITEM 3.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

LEGAL PROCEEDINGS

        In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles County from December 7, 1988. The plaintiffs seek unspecified damages. All defendants in the actions, including the Company, have reached tentative settlement agreements, and certain of the settlements have been approved by the trial court. The Company is in the process of finalizing a settlement agreement in the case.

        On September 13, 1996 a class action lawsuit titled McCampbell, et al.
v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek unspecified damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. Discovery has commenced and the action has been certified as a class. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

        On December 20, 1996, a lawsuit titled Bundy, et al. v. Ralphs Grocery Company, et al. was filed in the Los Angeles Superior Court against the Company. The complaint was filed by eight individual plaintiffs who were terminated in conjunction with the Company's restructuring. The plaintiffs claim that they were wrongfully terminated for discriminatory reasons and that the Company engaged in various fraudulent practices. The plaintiffs seek compensatory damages in excess of $15 million, special and punitive damages. Management of the Company intends to defend this action vigorously.

        In August 1996, a lawsuit entitled Dianne Gober, et al. v. Ralphs was filed alleging sexual harassment by a Ralphs store manager in San Diego County against six female store employees. None of the plaintiffs suffered any loss of earnings nor incurred any medical expenses or expenses for psychotherapy, but the Company has recently been advised that the plaintiffs are, nevertheless, seeking substantial compensatory and punitive damages. Plaintiffs have dismissed the store manager as a defendant. The trial began in April 1998. The Company intends to defend the action vigorously.

        In addition, the Company or its subsidiaries are defendants in a number of other cases currently in litigation or are the subject of potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

        Beginning in 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that the Company conduct certain subsurface characterizations of the Glendale facility property located near Glendale. Significant parts of the San Fernando Valley, including the area where the Glendale facility is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), because of regional groundwater contamination. The Company conducted the requested investigations and reported the results to the Regional Board, and no further investigations have been requested.

        Beginning in 1991, EPA has made requests for information and issued orders directing more than 60 potentially responsible parties ("PRPs") to investigate and remediate the groundwater contamination in the San Fernando Valley. The Company is one of those PRPs. Among those actions, on November 26, 1996, the EPA issued an Administrative Order for Remedial Action (EPA Docket No. 97-06) against more than 60 respondents, including the Company, in connection with the Superfund site. Under the order, these PRPs are required to take certain actions in connection with the implementation of interim remedies for the treatment of groundwater.

        The Company's best estimate of its likely costs is based on a 1996 engineering estimate to construct the groundwater extraction and treatment system that was approved by EPA, adjusted by the Company's likely allocable share of those costs. As of 1996, construction and capital costs were estimated at $46,150,000. Operation and maintenance was estimated at $3,620,000 per year. In addition, the PRPs have agreed to EPA's demand that the PRPs reimburse it for its adjusted response costs. As of January 1997, EPA estimated those costs at $12 million. Thus, the Company has estimated that the total costs to be paid by all PRPs will be approximately $106 million stated in 1998 dollars. The Company's best estimate of its allocable share is based on a settlement entered into by Glendale members of the PRP group in or about November 1997. Based on that settlement, the Company expects to pay 1.02 percent of the total costs. Thus, the Company's current best estimate of its likely exposure is approximately $1 million.

        Actual costs may end up being higher or lower than this estimate for a number of reasons including, but not limited to: (1) one PRP has filed an appeal that, if successful, could result in an increase in the Company's allocable percentage; (2) the PRPs and EPA are currently negotiating the terms of a Consent Decree, the terms of which may affect the total cost estimate; and (3) EPA has now issued a Stop Work Order under its prior administrative order requiring construction of the groundwater extraction and treatment system because of current uncertainty whether the City of Glendale will be able to use the treated water as a potable water supply.

        Although responsibilities for compliance under federal CERCLA law are joint and several, the Glendale PRPs include substantial companies as members, such that the Company anticipates that the results of the PRPs' allocation process will be enforceable to limit its exposure.

        The Company removed underground storage tanks and remediated soil contamination at the Glendale Facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. The Company has received correspondence from the Regional Board confirming the successful completion of the remediation.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        There is no public trading market for the Company's $.01 par value common stock (the "Common Stock"). As of February 1, 1998, Holdings was the sole stockholder, beneficially and of record, of the Common Stock.

        The Company has never paid and does not expect in the foreseeable future to pay any dividends on its Common Stock. The indentures governing the Company's outstanding debt securities contain certain restrictions on the payment of cash dividends with respect to the Company's Common Stock, and Fred Meyer's credit facility also restricts such payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

        On June 14, 1995, Holdings and its subsidiary, Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") completed their acquisition (the "Ralphs Merger") of Ralphs Supermarkets, Inc. ("RSI") and its wholly owned subsidiary, Ralphs Grocery Company ("RGC"). Concurrently with the consummation of the Ralphs Merger, the Company refinanced a substantial portion of the existing indebtedness of F4L Supermarkets and RGC.

        Since the Ralphs Merger, the Company has converted 111 former Alpha Beta, Boys and Viva stores to the Ralphs format, converted 13 former Ralphs format stores to the Food 4 Less warehouse store format, and opened 47 new stores, including nine Southern California stores acquired from Smith's which became available when Smith's withdrew from the California market. The Company has sold or closed 81 stores as a result of divestitures required by the State of California and other steps taken to improve the average size and quality of its store base. As a result of the closure and divestiture of smaller stores and the opening of larger stores, the average square footage per store in Southern California has increased approximately 12 percent from 36,100 square feet at the time of the Ralphs Merger to 40,400 square feet at the end of fiscal 1997.

        During fiscal 1996, the Company implemented a labor productivity and cost reduction program. As a result, significant reductions were made in store and corporate headcount levels. In addition, through the sublease of Smith's distribution center and creamery in Riverside, California, the Company consolidated its distribution operations into three modern, efficient facilities located in Compton, Glendale and Riverside, California. The elimination of certain smaller and less efficient facilities allowed the Company to reduce transportation costs, management overhead and outside storage costs and to improve its inventory management. These changes have contributed to the Company's improved results in fiscal 1996 and 1997.

        In fiscal 1997, the Company continued the implementation of new marketing initiatives, begun in 1996, designed to improve its sales performance. Comparable store sales growth was 1.1 percent for fiscal 1997. In 1997, the Company continued its "First in Southern California" marketing campaign. The marketing campaign highlights the Company's belief that more shoppers are choosing Ralphs than any other supermarket in Southern California. The focus of the campaign is on lower retail prices while emphasizing those programs that enhance Ralphs' offerings such as selection, quality, premier perishable departments and customer service.

        During the third and fourth quarters of fiscal 1997, the Company launched the "Ralphs Club Card" program. The "Ralphs Club Card" program is a frequent shopper program designed to increase customer shopping frequency and transaction size and to provide valuable information about consumer shopping habits. The Company incurred one-time costs of approximately $10 million to develop and launch the program.

        Operating results improved each quarter during fiscal 1997 from the previous quarters in fiscal 1996, and the Company's EBITDA (defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets, Ralphs Merger-related transition costs and LIFO charges) margin improved from 6.4 percent in fiscal 1996 to 6.9 percent in fiscal 1997. The Company's EBITDA margin in the fourth quarter of 1997 was 7.2 percent, a 7.5 percent improvement from the comparable period in 1996. The Company's improved EBITDA margin reflects the various initiatives which management has implemented. Gross margin improvements reflect a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of inventory management programs instituted by the Company are realized. SG&A expenses were reduced as a percentage of sales as a result of tighter expense and labor controls at store level and administrative cost reductions, partially offset by the start-up costs associated with the launch of the "Ralphs Club Card" program in Southern California.

        As a result of the operating improvements which occurred during fiscal 1996, the Company refinanced its existing bank credit agreement (the "Old Credit Facility") in order to reduce interest expense. The refinancing of the Credit Facility was completed on April 17, 1997. The refinancing was structured as an amendment and restatement of the existing credit facility and the amended facility consists of a $325.0 million Revolving Credit Facility, a $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility. Prior to the refinancing of the Old Credit Facility, on March 26, 1997, the Company issued $155.0 million of 11% Senior Subordinated Notes due 2005 at a price of
105.5 percent of their principal amount and issued a redemption notice for $140.2 million aggregate principal amount of the Company's outstanding 13.75% Senior Subordinated Notes due 2005 (the "1995 13.75% Senior Subordinated Notes") and $4.8 million aggregate principal amount of the Company's outstanding 13.75% Senior Subordinated Notes due 2001 (the "1991 13.75% Senior Subordinated Notes," and together with the 1995 13.75% Senior Subordinated Notes, the "13.75% Senior Subordinated Notes"). The 13.75% Senior Subordinated Notes were redeemed on April 28, 1997.

        As discussed previously, on March 9, 1998 and March 10, 1998, Fred Meyer completed its mergers with Holdings and QFC. Following the mergers, Fred Meyer has commenced the integration of the operations of the Company with those of Fred Meyer and QFC. As a result of similar store formats and customer bases, the stores operating under the Hughes Family Market banner will be operated by the Company and will eventually be converted to the Ralphs banner. Such integration will include a restructuring charge and capital expenditures including charges relating to integration of labor forces, elimination of distribution, manufacturing, store and administrative facilities and discontinuing certain product lines.

        On March 11, 1998, Fred Meyer completed certain refinancing transactions related to the Fred Meyer Merger. As part of the refinancing, Holdings and the Company made offers to purchase and consent solicitations with respect to the following debt securities: (i) Food 4 Less Holdings 13-5/8% Senior Discount Debentures due 2005, (ii) Food 4 Less Holdings 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007, (iii) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/95), (iv) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/96), (v) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 6/95) and (vi) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 3/97). Payment to the note holders included tendered amounts, interest and consent fees, which were $1,612.7 million, $37.7 million and $209.9 million, respectively.

        The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/95) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 6/95) were not fully tendered completely and $20,344,000 and $42,565,000 principal amount of each issue are still outstanding, respectively.

        In connection with the Fred Meyer Merger, the stockholders and warrantholders of Holdings received an aggregate of 21,670,503 shares of Fred Meyer Common Stock in exchange for their Holdings shares and warrants, and cash payment of $33.6 million to terminate and satisfy Holdings' obligations under existing stock options.

ACCOUNTING PRESENTATION

        The Company's results of operations for the 52 weeks ended February 1, 1998 and the 53 weeks ended February 2, 1997, respectively, reflect operations for the combined Company, while the results of operations for the 52 weeks ended January 28, 1996 reflect 20 weeks of operations of F4L Supermarkets prior to the Ralphs Merger and 32 weeks of operations of the combined Company. Management believes that the Company's results of operations for periods ending after the consummation of the Ralphs Merger are not directly comparable to its results of operations for periods ending prior to such date. This lack of comparability as a result of the Ralphs Merger is attributable to several factors, including the size of the combined Company (since the Ralphs Merger approximately doubled F4L Supermarkets' annual sales volume), the addition of 174 conventional stores to the Company's overall store mix and the material changes in the Company's capital structure.

        The Ralphs Merger has been accounted for as a purchase of Ralphs by Holdings. As a result, all financial statements for periods subsequent to June 14, 1995, the date the Ralphs Merger was consummated, reflect Ralphs' net assets at their estimated fair market values as of June 14, 1995. The purchase price in excess of the fair market value of Ralphs' net assets was recorded as goodwill and is being amortized over a 40-year period. The Company finalized the allocation of the Ralphs purchase price in the second quarter of fiscal 1996.

        The Company operates within a conventional 52 or 53-week accounting fiscal year. The Company's year end is the Sunday closest to January 31. Thus, the 52-week period ended January 28, 1996 is referred to as fiscal 1995, the 53-week period ended February 2, 1997 is referred to as fiscal 1996 and the 52-week period ended February 1, 1998 is referred to as fiscal 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

        In the fourth quarter of fiscal 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up cost and organization costs and requires these costs to be expensed as incurred. The impact of adoption of SOP 98-5 on the beginning retained deficit was $3.3 million which is reflected as the cumulative effect of change in accounting principle. In addition, the adoption of SOP 98-5 resulted in a pre-tax charge of approximately $2.4 million included in selling, general and administrative expenses.

RESULTS OF OPERATIONS OF THE COMPANY

        The following table sets forth the historical operating results of the Company for the 53 weeks ended February 2, 1997 and the 52 weeks ended February 1, 1998:

                                                     Fiscal Year                Fiscal Year
                                                        1996                       1997
                                                -------------------       -------------------
                                                                 (in millions)
        Sales                                   $5,516.3      100.0%      $5,487.5     100.0%
        Gross profit                             1,136.0       20.6        1,139.9      20.8
        Selling, general and administrative
           expenses                                933.4       16.9          900.0      16.4
        Amortization of goodwill                    38.7        0.7           35.2       0.6
        Loss on disposal
           of assets                                 9.3        0.2            0.1       0.0
        Restructuring charge                         0.0        0.0            0.0       0.0
        Operating income                           154.6        2.8          204.6       3.7
        Interest expense                           248.4        4.5          236.7       4.3
        Provision for income taxes                   0.0        0.0            0.0       0.0
        Loss before extraordinary
           charge and cumulative effect of
           change in accounting principle          (93.8)      (1.7)         (32.1)     (0.6)
        Extraordinary charge                         0.0        0.0           48.0       0.9
        Cumulative effect of change in
           accounting principle                      0.0        0.0           (3.3)     (0.0)
        Net loss                                   (93.8)      (1.7)         (83.4)     (1.5)

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED FEBRUARY 1, 1998 WITH THE COMPANY'S RESULTS OF OPERATIONS FOR THE 53 WEEKS ENDED FEBRUARY 2, 1997.

        Sales. Sales per week increased $1.4 million, or 1.3 percent, from $104.1 million in the 53 weeks ended February 2, 1997 to $105.5 million in the 52 weeks ended February 1, 1998. Comparable store sales were 1.1 percent for fiscal 1997. Management believes the increase in comparable store sales was primarily attributable to additional consumers' favorable response to the Company's "First in Southern California" marketing program and the "Ralphs Club Card" program.

        Gross Profit. Gross profit increased as a percentage of sales from 20.6 percent in the 53 weeks ended February 2, 1997 to 20.8 percent in the 52 weeks ended February 1, 1998. The increase in gross profit margin reflects a reduction in warehousing and distribution costs as a result of the consolidation of the Company's distribution operations, as well as a reduction in the cost of goods sold as the benefits of product procurement programs instituted by the Company are realized, partially offset by start-up costs associated with the launch of the "Ralphs Club Card" program.

        Selling, General and Administrative Expenses. Selling, general, administrative and other expenses ("SG&A") were $933.4 million and $900.0 million for the 53 weeks ended February 2, 1997 and the 52 weeks ended February 1, 1998, respectively. SG&A decreased as a percentage of sales from 16.9 percent to 16.4 percent for those periods. The reduction in SG&A as a percentage of sales reflects the results of tighter expense and labor controls at the store level and continued administrative costs reductions, partially offset by the start-up costs associated with the launch of the "Ralphs Club Card" program. The Company participates in multi-employer health and welfare plans for its store employees who are members of the United Food and Commercial Workers Union ("UFCW"). As part of the renewal of the Southern California UFCW contract in October 1995, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves recognized in fiscal 1996 was $17.8 million. In fiscal 1997, the Company recognized pension suspension credits of $21.5 million. Offsetting the reduction was a $4.3 million union bonus in fiscal year 1997.

        Restructuring Charge. During fiscal 1997, the Company utilized $2.4 million and $5.5 million of the remaining restructuring reserve related to the fiscal 1995 $75.2 million and $47.9 million restructuring charges, respectively. The amounts utilized primarily include write-downs of property and equipment ($1.8 million) and payments for lease obligations ($6.1 million). At February 1, 1998, approximately $20.0 million of the restructuring accrual related to the $75.2 million charge and $11.4 million of the restructuring accrual related to the $47.9 million charge remained accrued on the Company's balance sheet consisting primarily of provisions for lease obligations. The Company has completed a majority of the restructuring actions, although certain obligations will continue through 2010.

        Operating Income. Primarily as a result of the factors discussed above, the Company's operating income increased from $154.6 million in fiscal 1996 to $204.6 million in fiscal 1997.

        Interest Expense. Interest expense (including amortization of deferred financing costs) was $248.4 million for the 53 weeks ended February 2, 1997 and $236.7 million for the 52 weeks ended February 1, 1998.

        Loss Before Extraordinary Charge and Cumulative Effect of Change in Accounting Principle. Primarily as a result of the factors discussed above, the Company's loss before extraordinary charge and cumulative effect of change in accounting principle decreased from $93.8 million in fiscal year 1996 to $32.1 million in fiscal year 1997.

        Extraordinary Charges. Extraordinary charges of $48.0 million were recorded in fiscal 1997. These charges relate to the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

        Cumulative Effect of Change in Accounting Principle. In the fourth quarter of fiscal 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up cost and organization costs and requires these costs to be expensed as incurred. The impact of adoption of SOP 98-5 on the beginning retained deficit was $3.3 million which is reflected as the cumulative effect of change in accounting principle. In addition, the adoption of SOP 98-5 resulted in a pre-tax charge of approximately $2.4 million included in selling, general and administrative expenses.


YEAR 2000 COMPLIANCE

        The Company believes that its accounting and management information systems and inventory control system adequately provide for its current needs. The Company intends to continue to update and enhance its systems in order to improve capabilities and provide for planned growth.

        The Company has performed an analysis and is modifying its computer software to address the year 2000 issues. The Company is also contacting major suppliers to determine the extent to which the Company may be vulnerable to third-party year 2000 issues. Based on current information, management believes that all software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material adverse impact on the results of operations, cash flow, or financial condition of future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements and Schedules on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in independent auditors during the last two fiscal years, and there has been no disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules required to be filed hereunder are indexed on page 17 hereof.

(b)     Reports on Form 8-K
        The Company filed a report on Form 8-K dated November 6, 1997 on November 13, 1997 to report under Item 5 the Fred Meyer Merger Agreement.

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


                                        RALPHS GROCERY COMPANY



                                        By:      /s/ Terrence J. Wallock
                                            ------------------------------------
                                                     Terrence J. Wallock
                                                     Secretary



Date: May 4, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           SIGNATURE                                 TITLE                           DATE
           ---------                                 -----                           ----
/s/ George G. Golleher           President, Chief Executive Officer and        May 4, 1998
----------------------------     Director
George G. Golleher


/s/ Greg Mays                    Executive Vice President - Finance and        May 4, 1998
----------------------------     Administration
Greg Mays


/s/ Robert G. Miller             Director                                      May 4, 1998
----------------------------
Robert G. Miller


/s/ Kenneth Thrasher             Director                                      May 4, 1998
----------------------------
Kenneth Thrasher


/s/ Roger A. Cooke               Director                                      May 4, 1998
----------------------------
Roger A. Cooke

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

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES



                                                                                          Page
                                                                                          ----
Report of Independent Public Accountants............................................        18

Consolidated balance sheets as of February 2, 1997 and February 1, 1998.............     19-20

Consolidated statements of operations for the 52 weeks ended January 28, 1996, the 53 weeks ended February 2, 1997 and the 52 weeks ended
February 1, 1998....................................................................        21

Consolidated statements of cash flows for the 52 weeks ended January 28, 1996, the 53 weeks ended February 2, 1997 and the 52 weeks ended
February 1, 1998....................................................................     22-23

Consolidated statements of stockholder's equity (deficit) for  the 52 weeks ended
January 28, 1996, the 53 weeks ended February 2, 1997 and the 52 weeks ended
February 1, 1998....................................................................        24

Notes to consolidated financial statements..........................................     25-50

FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants............................................        51

II      Valuation and qualifying accounts...........................................        52



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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Ralphs Grocery Company:

        We have audited the accompanying consolidated balance sheets of Ralphs Grocery Company (a Delaware corporation) (formerly Food 4 Less Supermarkets, Inc. -- See Note 1 in the accompanying Notes to Consolidated Financial Statements) and subsidiaries (the Company) as of February 1, 1998 and February 2, 1997 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the 52 weeks ended February 1, 1998, the 53 weeks ended February 2, 1997 and the 52 weeks ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ralphs Grocery Company and subsidiaries as of February 1, 1998 and February 2, 1997 and the results of their operations and their cash flows for the 52 weeks ended February 1, 1998, the 53 weeks ended February 2, 1997 and the 52 weeks ended January 28, 1996 in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Los Angeles, California
March 9, 1998

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS



                                                                                         As of
                                                                             ----------------------------
                                                                             February 2,       February 1,
                                                                                1997              1998
                                                                             ----------        ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   67,589        $   75,601
   Trade receivables, less allowances of $4,057
      and $3,023 at February 2, 1997 and
      February 1, 1998, respectively                                             46,560            37,629
   Inventories                                                                  502,095           514,387
   Patronage receivables from suppliers                                           4,433             4,197
   Prepaid expenses and other                                                    22,456            20,325
                                                                             ----------        ----------
      Total current assets                                                      643,133           652,139

INVESTMENTS IN AND NOTES RECEIVABLE
   FROM SUPPLIER COOPERATIVES:
   Associated Wholesale Grocers                                                   7,020             6,797
   Certified Grocers of California                                                4,945               445

PROPERTY AND EQUIPMENT:
   Land                                                                         173,803           171,651
   Buildings                                                                    188,311           190,437
   Leasehold improvements                                                       226,159           261,047
   Equipment and fixtures                                                       401,716           472,158
   Construction in progress                                                      51,117            27,706
   Leased property under capital leases                                         200,199           231,413
   Leasehold interests                                                          112,398           110,606
                                                                             ----------        ----------
                                                                              1,353,703         1,465,018
   Less:  Accumulated depreciation and amortization                             301,477           396,013
                                                                             ----------        ----------

      Net property and equipment                                              1,052,226         1,069,005

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization of
      $17,615 and $9,913  at February 2, 1997 and
      February 1, 1998, respectively                                             88,889            49,863
   Goodwill, less accumulated amortization of $99,057 and
      $134,295 at February 2, 1997 and February 1, 1998, respectively         1,310,956         1,275,718
   Other, net                                                                    24,824            22,106
                                                                             ----------        ----------
                                                                             $3,131,993        $3,076,073
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

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S DEFICIT


                                                                                 As of
                                                                     -------------------------------
                                                                     February 2,         February 1,
                                                                         1997                1998
                                                                     -----------         -----------
CURRENT LIABILITIES:
   Accounts payable                                                  $   343,704         $   349,585
   Accrued payroll and related liabilities                               106,764             105,728
   Accrued interest                                                       31,011              29,628
   Other accrued liabilities                                             261,582             224,546
   Income taxes payable                                                    1,956               1,361
   Current portion of self-insurance liabilities                          48,251              48,251
   Current portion of senior  debt                                         4,465               6,274
   Current portion of obligations under capital leases                    28,041              35,691
                                                                     -----------         -----------
      Total current liabilities                                          825,774             801,064

SENIOR DEBT, net of current portion                                    1,263,142           1,307,510

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                 126,336             120,329

SENIOR SUBORDINATED DEBT                                                 671,222             689,168

DEFERRED INCOME TAXES                                                     21,074              21,074

SELF-INSURANCE LIABILITIES, net of current portion                        91,332              90,325

LEASE VALUATION RESERVE                                                   62,389              53,690

OTHER NON-CURRENT LIABILITIES                                            106,286             109,757

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
   Cumulative convertible preferred stock, $.01 par value,
      no shares authorized or issued at February 2, 1997
      and February 1, 1998                                                    --                  --
   Common stock, $.01 par value, 5,000,000 shares authorized:
      1,513,938 shares issued at February 2, 1997 and
      February 1, 1998                                                        15                  15
   Additional  capital                                                   466,783             468,895
   Notes receivable from stockholders of parent                             (592)               (584)
   Retained deficit                                                     (501,768)           (585,170)
                                                                     -----------         -----------
         Total stockholder's deficit                                     (35,562)           (116,844)
                                                                     -----------         -----------
                                                                     $ 3,131,993         $ 3,076,073
                                                                     ===========         ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                              For the
                                                        ---------------------------------------------------
                                                         52 Weeks            53 Weeks            52 Weeks
                                                           Ended               Ended               Ended
                                                        January 28,         February 2,         February 1,
                                                            1996                1997                1998
                                                        -----------         -----------         -----------
SALES                                                   $ 4,335,109         $ 5,516,259         $ 5,487,469
COST OF SALES (including purchases from
   related parties of $141,432, $95,344
   and $64,109 for the 52 weeks ended
   January 28, 1996, the 53 weeks ended
   February 2, 1997, and the 52 weeks ended
   February 1, 1998,  respectively)                       3,527,120           4,380,241           4,347,549
                                                        -----------         -----------         -----------

GROSS PROFIT                                                807,989           1,136,018           1,139,920

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                744,449             933,414             899,988

AMORTIZATION OF GOODWILL                                     21,847              38,650              35,238

(GAIN) LOSS ON DISPOSAL OF ASSETS                              (547)              9,317                  93

RESTRUCTURING CHARGE                                        123,083                  --                  --
                                                        -----------         -----------         -----------

OPERATING (LOSS) INCOME                                     (80,843)            154,637             204,601

INTEREST EXPENSE:
   Interest expense, excluding amortization of
      deferred financing costs                              170,581             237,761             230,981
   Amortization of deferred financing costs                   8,193              10,667               5,714
                                                        -----------         -----------         -----------
                                                            178,774             248,428             236,695

LOSS BEFORE PROVISION FOR
   INCOME TAXES, EXTRAORDINARY CHARGE
   AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                               (259,617)            (93,791)            (32,094)
PROVISION FOR INCOME TAXES                                      500                  --                  --
                                                        -----------         -----------         -----------
LOSS BEFORE EXTRAORDINARY CHARGE AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                               (260,117)            (93,791)            (32,094)
EXTRAORDINARY CHARGE                                         23,128                  --              47,983
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                     --                  --              (3,325)
                                                        -----------         -----------         -----------

NET LOSS                                                $  (283,245)        $   (93,791)        $   (83,402)
                                                        ===========         ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  For the
                                                             ---------------------------------------------------
                                                               52 Weeks           53 Weeks            52 Weeks
                                                                Ended               Ended               Ended
                                                             January 28,         February 2,         February 1,
                                                                 1996                1997                1998
                                                             -----------         -----------         -----------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
   Cash received from customers                              $ 4,335,109         $ 5,516,259         $ 5,487,469
   Cash paid to suppliers and employees                       (4,197,875)         (5,160,532)         (5,136,042)
   Interest paid                                                (157,441)           (230,620)           (232,364)
   Income taxes refunded (paid)                                      256               8,344                (395)
   Interest received                                               2,562               9,531                (208)
   Loss (gain) on disposal of assets                                 547              (9,317)                 93
   Other, net                                                         --                  --              (8,861)
                                                             -----------         -----------         -----------

NET CASH (USED) PROVIDED BY
   OPERATING ACTIVITIES                                          (16,842)            133,665             109,692

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                   21,373              29,503              28,574
   Payment for purchase of property and equipment               (122,355)           (123,622)           (143,542)
   Payment of acquisition costs, net of cash acquired           (303,301)            (12,705)             (9,637)
   Other, net                                                     (1,120)             (4,311)             (4,460)
                                                             -----------         -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                           (405,403)           (111,135)           (129,065)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from the issuance of long-term debt                1,050,000              98,946             722,496
   Increase (decrease) in revolving loan                         100,100             (28,000)             32,000
   Payments of long-term debt                                   (576,727)            (61,589)           (690,258)
   Payments of capital lease obligations                         (15,314)            (25,935)            (33,163)
   Capital contribution from parent                               12,108                  --               2,112
   Dividends                                                      (7,647)                 --                  --
   Deferred financing costs and other                            (91,852)             (6,346)             (5,802)
                                                             -----------         -----------         -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                 470,668             (22,924)             27,385
                                                             -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               48,423                (394)              8,012

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            19,560              67,983              67,589
                                                             -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $    67,983         $    67,589         $    75,601
                                                             ===========         ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    For the
                                                                              ---------------------------------------------------
                                                                                52 Weeks            53 Weeks            52 Weeks
                                                                                 Ended               Ended               Ended
                                                                              January 28,         February 2,         February 1,
                                                                                  1996                1997                1998
                                                                              -----------         -----------         -----------
RECONCILIATION OF NET LOSS TO NET CASH (USED)
   PROVIDED BY OPERATING ACTIVITIES:
      Net loss                                                                $  (283,245)        $   (93,791)        $   (83,402)
      Adjustments to reconcile net loss to net cash
         (used) provided by operating activities:
            Depreciation and amortization                                         133,522             180,344             178,710
            Restructuring charge                                                  123,083                  --                  --
            Non-cash extraordinary charge                                          23,128                  --              39,122
            Amortization of debt discount                                              --                 214                 464
            Amortization of debt premium                                               --                  --                (579)
            Loss (gain) on sale of assets                                            (547)              9,317                  93
            Change in assets and liabilities,
               net of effects from acquisition of businesses:
                  Accounts and notes receivable                                       (74)             14,999              13,694
                  Inventories                                                         762                 574             (12,292)
                  Prepaid expenses and other                                      (18,291)              2,721             (13,194)
                  Accounts payable and accrued liabilities                          3,327              24,243             (11,322)
                  Self-insurance liabilities                                          737              (9,402)             (1,007)
                  Deferred income taxes                                               454               3,086                (200)
                  Income taxes payable                                                302               1,360                (395)
                                                                              -----------         -----------         -----------
      Total adjustments                                                           266,403             227,456             193,094
                                                                              -----------         -----------         -----------

NET CASH (USED) PROVIDED BY
   OPERATING ACTIVITIES                                                       $   (16,842)        $   133,665         $   109,692
                                                                              ===========         ===========         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
      Purchase of property and equipment
         through the issuance of capital leases                               $    24,008         $    28,485         $    42,276
                                                                              ===========         ===========         ===========

     Retirement of capital leases                                             $        --         $        --         $     7,470
                                                                              ===========         ===========         ===========

     Acquisition of RSI in fiscal year 1995:
              Fair value of assets acquired, including goodwill
                  net of cash acquired of $32,595 in fiscal year 1995         $ 2,098,220         $        --         $        --
              Net cash paid in acquisition                                       (303,301)                 --                  --
             Capital contribution from parent                                    (262,000)                 --                  --
                                                                              -----------         -----------         -----------

         Liabilities assumed                                                  $ 1,532,919         $        --         $        --
                                                                              ===========         ===========         ===========

      Accretion of preferred stock                                            $     3,960         $        --         $        --
                                                                              ===========         ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    Preferred Stock                Common Stock                Treasury Stock
                                                 Number                        Number                       Number
                                                   of                            of                           of
                                                 Shares         Amount         Shares         Amount        Shares         Amount
                                               ----------     ----------     ----------     ----------    ----------     ----------
BALANCES AT JANUARY 29, 1995                       50,000     $   65,136      1,519,632     $       15       (12,345)    $   (2,071)
   Net Loss                                            --             --             --             --            --             --
   Payments of Stockholders' Notes                     --             --             --             --            --             --
   Accretion of Preferred Stock                        --          3,960             --             --            --             --
   Cancellation of Preferred Stock                (50,000)       (69,096)            --             --            --             --
   Cancellation of F4LSI Common
      Stock held as Treasury Stock                     --             --         (5,694)            --         5,694            955
   Cancellation of F4L Holdings Common
      Stock held as Treasury Stock                     --             --             --             --         6,651          1,116
   Dividend paid to F4L Holdings, Inc.                 --             --             --             --            --             --
   Capital Contribution by F4L Holdings, Inc.          --             --             --             --            --             --
   Issuance of Stock Options                           --             --             --             --            --             --
                                               ----------     ----------     ----------     ----------    ----------     ----------

BALANCES AT JANUARY 28, 1996                           --             --      1,513,938             15            --             --
   Net Loss                                            --             --             --             --            --             --
   Payments of Stockholders' Notes                     --             --             --             --            --             --
   Dividend paid to F4L Holdings, Inc.                 --             --             --             --            --             --
                                               ----------     ----------     ----------     ----------    ----------     ----------

BALANCES AT FEBRUARY 2, 1997                           --             --      1,513,938             15            --             --
   Net Loss                                            --             --             --             --            --             --
   Payments of Stockholders' Notes                     --             --             --             --            --             --
   Capital Contribution by F4L Holdings, Inc.          --             --             --             --            --             --
                                               ----------     ----------     ----------     ----------    ----------     ----------

BALANCES AT FEBRUARY 1, 1998                           --     $       --      1,513,938     $       15            --     $       --
                                               ==========     ==========     ==========     ==========    ==========     ==========



                                                      Stock-                                          Stock
                                                     holders'          Add'l         Retained        holder's
                                                      Notes           Capital        Deficit     Equity (Deficit)
                                                    ----------      ----------      ----------   ----------------
BALANCES AT JANUARY 29, 1995                        $     (702)     $  107,650      $ (112,225)  $      57,803
   Net Loss                                                 --              --        (283,245)       (283,245)
   Payments of Stockholders' Notes                         100              --              --             100
   Accretion of Preferred Stock                             --              --          (3,960)             --
   Cancellation of Preferred Stock                          --          69,096              --              --
   Cancellation of F4LSI Common
      Stock held as Treasury Stock                          --            (955)             --              --
   Cancellation of F4L Holdings Common
      Stock held as Treasury Stock                          --          (1,116)             --              --
   Dividend paid to F4L Holdings, Inc.                      --              --          (7,647)         (7,647)
   Capital Contribution by F4L Holdings, Inc.               --         282,108              --         282,108
   Issuance of Stock Options                                --          10,000              --          10,000
                                                    ----------      ----------      ----------      ----------

BALANCES AT JANUARY 28, 1996                              (602)        466,783        (407,077)         59,119
   Net Loss                                                 --              --         (93,791)        (93,791)
   Payments of Stockholders' Notes                          10              --              --              10
   Dividend paid to F4L Holdings, Inc.                      --              --            (900)           (900)
                                                    ----------      ----------      ----------      ----------

BALANCES AT FEBRUARY 2, 1997                              (592)        466,783        (501,768)        (35,562)
   Net Loss                                                 --              --         (83,402)        (83,402)
   Payments of Stockholders' Notes                           8              --              --               8
   Capital Contribution by F4L Holdings, Inc.               --           2,112              --           2,112
                                                    ----------      ----------      ----------      ----------

BALANCES AT FEBRUARY 1, 1998                        $     (584)     $  468,895      $ (585,170)     $ (116,844)
                                                    ==========      ==========      ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

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

                On June 14, 1995, Holdings and its subsidiary, Food 4 Less Supermarkets, Inc. ("F4L Supermarkets") completed their acquisition (the "Ralphs Merger") of Ralphs Supermarkets, Inc. ("RSI") and its wholly owned subsidiary, Ralphs Grocery Company ("RGC"). Concurrently with the consummation of the Ralphs Merger, the Company refinanced a substantial portion of the existing indebtedness of F4L Supermarkets and RGC.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of operations of pre-Ralphs Merger Ralphs Grocery Company and all previous acquisitions have been excluded from the consolidated financial statements for periods prior to their respective acquisition dates. All intercompany transactions have been eliminated in consolidation.

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

        Fiscal Year

                The Company operates within a conventional 52 or 53-week accounting fiscal year. The Company's year end is the Sunday closest to January 31. Thus, the 52-week period ended January 28, 1996 is referred to as fiscal 1995, the 53-week period ended February 2, 1997 is referred to as fiscal 1996 and the 52-week period ended February 1, 1998 is referred to as fiscal 1997. Information presented below concerning subsequent fiscal years starts with fiscal year 1998, which will cover the 52 weeks ended January 31, 1999 and will proceed sequentially forward.

        Cash and Cash Equivalents

                The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Inventories

                Inventories, which consist mainly of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $24.3 million and $28.5 million at February 2, 1997 and February 1, 1998, respectively, and gross profit and operating income would have been greater by $2.2 million, $5.6 million and $4.2 million for fiscal year 1995, 1996 and 1997, respectively.

        Pre-opening Costs

                In the fourth quarter of fiscal 1997, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up cost and organization costs and requires these costs to be expensed as incurred. The impact of adoption of SOP 98-5 on the beginning retained deficit was $3.3 million which is reflected as the cumulative effect of change in accounting principle. In addition, the adoption of SOP 98-5 resulted in a pre-tax charge of approximately $2.4 million included in selling, general and administrative expenses.

        Closed Store Reserves

                The Company provides a reserve for the net book value of its property and equipment, net of salvage value, and the present value of the remaining lease obligation, net of sublease income, at the time that management approves a plan to close a store.

        Property and Equipment

                Property and equipment are stated at cost. Depreciation expense includes amortization of capital lease assets. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

                Buildings and improvements                  5-40 years
                Equipment and fixtures                      3-10 years
                Property under capital leases
                   and leasehold interests                  3-40 years  (lease term)

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

                In fiscal 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

        Disposed of" ("SFAS 121"). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations in fiscal 1997.

               In accordance with SFAS No. 121, long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of goodwill and other long-lived assets, the recoverability test is performed using undiscounted net cash flows for groupings of stores consistent with the past acquisitions that gave rise to the goodwill.

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

        Notes Receivable from Stockholders of Holdings

               Notes receivable from stockholders of Holdings represent loans to employees of the Company for purchases of Holdings' common stock. The notes are due over various periods, bear interest at the prime rate, and are secured by each stockholder's shares of Holdings' common stock.

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

        Extraordinary Items

               For the 52 weeks ended February 1, 1998, the Company recorded an extraordinary charge primarily relating to the call premium on the 13.75% Senior Subordinated Notes and the write-off of deferred financing costs associated with the Old Credit Facility and the 13.75% Senior Subordinated Notes.

               For the 52 weeks ended January 28, 1996, the Company recorded an extraordinary charge relating to the refinancing of F4L Supermarkets' Old Credit Facility, 10.45% Senior Notes due 2000 (the "Old F4L Senior Notes"), 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes"), the repayment of Holdings' 15.25% Senior Discount Notes due 2004 in connection with the Ralphs Merger and the write-off of their related debt issuance costs.

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

        Advertising Costs

               Advertising costs are expensed as incurred. Advertising expense for fiscal 1997, fiscal 1996 and fiscal 1995 was $70.7 million, $63.7 million and $54.8 million, respectively.

        Reclassifications

               Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the fiscal year 1997 presentation.


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

               In connection with the Ralphs Merger, the Preferred Stock was cancelled. The accreted amount of the Preferred Stock at the date of the Ralphs Merger was contributed to the Company's capital and is reflected in the Consolidated Statement of Stockholder's Equity (Deficit) as a component of additional paid-in capital. Also, at the time of the Ralphs Merger, Holdings repaid its borrowings under the Holdings Notes.

4.      SENIOR DEBT AND SENIOR SUBORDINATED DEBT

              The Company's senior debt is summarized as follows (in thousands):

                                                                              As of
                                                                  ----------------------------
                                                                  February 2,       February 1,
                                                                     1997              1998
                                                                  ----------        ----------
        Term Loans                                                $  541,432        $  547,375
        10.45% Senior Notes, principal due 2004 with
           interest payable semi-annually in arrears                 520,326           520,326
        10.45% Senior Notes, principal due 2004
           with interest payable semi-annually in arrears,
           net of unamortized debt discount of $5,161
           and $4,697 at February 2, 1997 and February 1,
           1998, respectively, 11.5% yield to maturity                94,839            95,303
        10.45% Senior Notes, principal due 2000 with
           interest payable semi-annually in arrears                   4,674             4,674
        Revolving Facility                                            99,400           131,400
        Other senior debt                                              6,936            14,706
                                                                  ----------        ----------
                                                                   1,267,607         1,313,784
        Less-current portion                                           4,465             6,274
                                                                  ----------        ----------
                                                                  $1,263,142        $1,307,510
                                                                  ==========        ==========

        Senior Debt

               As part of the Ralphs Merger financing, the Company entered into a bank credit agreement (the "Old Credit Facility") comprised of a $600.0 million term loan facility and a revolving credit facility of $325.0 million under which working capital loans could be made and commercial or standby letters of credit in the maximum aggregate amount of up to $150.0 million could be issued. The Old Credit Facility was collateralized by inventory, receivables, certain fixed assets, deposit accounts, collection proceeds and certain intangibles.

               During the first quarter of fiscal 1997, the Company amended and restated its Old Credit Facility to lower interest margins and allow more flexibility with respect to application of proceeds from certain asset sales and capital expenditures. The amended and restated credit facility (the "New Credit Facility") consists of $200.0 million Term Loan A Facility and a $350.0 million Term Loan B Facility (together, the "Term Loans") and a $325.0 million Revolving Credit Facility ("Revolving Facility") under which working capital loans may be made and commercial or standby letters of credit in the maximum of $150.0 million may be issued.

               Borrowings under the New Credit Facility bear interest at the bank's Base Rate (as defined) plus a margin ranging from 0.25 percent to
        1.75 percent or the Eurdollar Rate (as defined) plus a margin ranging from 1.25 percent to 2.75 percent.

               At February 1, 1998, $547.4 million was outstanding under the Term Loans, $131.4 million was outstanding under the Revolving Facility, including $75.5 million of standby letters of credit had been issued on behalf of the Company. A commitment fee of one-half of one percent per annum is charged on the average daily unused portion of the Revolving Facility; such commitment fees are due quarterly in arrears. At February 1, 1998, the weighted average interest rate on the Term Loans was 7.94 percent and the interest rate on the Revolving Facility was 7.75 percent.

               Quarterly principal installments on the Term Loans continue to 2004, with principal amounts due as follows: $3.5 million in fiscal 1998, $25.5 million in fiscal 1999, $62.6 million in fiscal 2000, $87.5 million in fiscal 2001, $112.8 million in fiscal 2002 and $255.5 million thereafter. The principal installments can be accelerated if the Company receives proceeds on the sale of certain of its assets in the future. To the extent that borrowings under the Revolving Facility are not paid earlier, they are due in February 2003. The common stock of the Company and certain of its direct and indirect subsidiaries has been pledged as security under the Credit Facility.

               The Company had entered into an interest rate collar agreement with the Credit Facility Administrative Agent that effectively sets interest rate limits on the Company's term loans. The notational principal amount at February 2, 1997 was $325.0 million. The agreement, which was entered into on October 11, 1995 and expired on October 21, 1997, limited the interest rate fluctuation of the 3-month Adjusted Eurodollar Rate (as defined) to a range between 4.5 percent and 8.0 percent. The agreement required quarterly cash settlement for interest rate fluctuations outside of the limits. The agreement satisfied the interest rate protection requirements under the Old Credit Facility. No adjustments to interest expense were recorded during fiscal year 1997 or 1996 as a result of this agreement.

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

               Scheduled maturities of principal of senior debt at February 1, 1998 are as follows (in thousands):

                      Fiscal Year
                      -----------
                      1998                                         $    6,274
                      1999                                              7,652
                      2000                                             42,158
                      2001                                             82,802
                      2002                                            108,013
                      Later years                                   1,066,885
                                                                   ----------
                                                                   $1,313,784
                                                                   ==========

               The Company's senior subordinated debt is summarized as follows (in thousands):

                                                                     As of
                                                          ---------------------------
                                                          February 2,     February 1,
                                                             1997            1998
                                                          ----------      -----------
        11.00% Senior Subordinated Notes                   $524,005        $524,005
           principal due 2005 with interest payable
           semi-annually in arrears
        11.00% Senior Subordinated Notes                         --         162,946
           principal due 2005 with interest payable
           semi-annually in arrears, net of
           unamortized debt premium of $7,946
        13.75% Senior Subordinated Notes                    140,184              --
           principal due 2005 with interest payable
           semi-annually in arrears
        13.75% Senior Subordinated Notes                      4,816              --
           principal due 2001 with interest payable
           semi-annually in arrears
        Other Senior Subordinated debt                        2,217           2,217
                                                           --------        --------
                                                           $671,222        $689,168
                                                           ========        ========

        Senior Subordinated Debt

               Concurrent with the Ralphs Merger, the Company issued $100.0 million of 11% Senior Subordinated Notes due 2005 (the "1995 11% Senior Subordinated Notes") and (i) exchanged $142.2 million principal amount of the RGC 9% Senior Subordinated Notes due 2003 (the "Old RGC 9% Notes") and $281.8 million principal amount of the RGC 10.25% Senior Subordinated Notes due 2002 (the "Old RGC 10.25% Notes," and together with the Old RGC 9% Notes, the "Old RGC Notes") for an equal amount of 1995 11% Senior Subordinated Notes, (ii) purchased $7.5 million principal amount of Old RGC 9% Notes and

        $15.2 million principal amount of Old RGC 10.25% Notes in conjunction with the offers, and (iii) subsequently purchased $0.1 million principal amount of Old RGC 9% Notes and $1.0 million principal amount of Old RGC 10.25% Notes subject to the change of control provision, leaving an outstanding balance of $0.1 million on the Old RGC 9% Notes and an outstanding balance of $2.1 million on the Old RGC 10.25% Notes. The 1995 11% Senior Subordinated Notes are senior subordinated, unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness, including the Company's obligations under the New Credit Facility and the New Senior Notes and the Old F4L Senior Notes. Interest on the New RGC Notes is payable semiannually in arrears on each June 15 and December 15.

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

                The Company exchanged $140.2 million 13.75% Senior Subordinated Notes due 2005 (the "New F4L Senior Subordinated Notes") for an equal amount of F4L 13.75% Senior Subordinated Notes due 2001 (the "Old F4L Senior Subordinated Notes," and together with the New F4L Senior Subordinated Notes, the "13.75% Senior Subordinated Notes") of the Company, leaving an outstanding balance of $4.8 million of the Old F4L Senior Subordinated Notes. The 13.75% Senior Subordinated Notes were senior subordinated unsecured obligations of the Company and were subordinated in right of payment to all senior indebtedness, including the Company's obligations under the Old Credit Facility, the New Senior Notes, and the Old F4L Senior Notes and the 1995 11% Senior Subordinated Notes. Interest on the 13.75% Senior Subordinated Notes was payable semiannually in arrears on each June 15 and December 15 commencing on December 15, 1995. The New F4L Senior Subordinated Notes could be redeemed beginning in fiscal year 1996 at a redemption price of 106.111 percent. The redemption price declined ratably to 100 percent in fiscal year 2000.

                During the first quarter of fiscal 1997, the Company issued $155 million principal amount of 11% Senior Subordinated Notes due 2005 (the "1997 11% Senior Subordinated Notes") with terms substantially identical to the 1995 11% Senior Subordinated Notes at a price of 105.5% of their principal amount, resulting in gross proceeds of $163.5 million. The proceeds were used to redeem all of the Company's $145 million principal amount of 13.75% Senior Subordinated Notes at a price of 106.1% of their principal amount and to pay the related accrued interest through the redemption date, which was April 28, 1997. The remaining proceeds were used to pay fees and expenses associated with the issuance of the 1997 11% Senior Subordinated Notes.

               Scheduled maturities of principal of senior subordinated debt at February 1, 1998 are as follows (in thousands):

               Fiscal Year
               -----------
               1998                                                  $     --
               1999                                                        --
               2000                                                        --
               2001                                                        --
               2002                                                     2,072
               Later years                                            687,096
                                                                     --------
                                                                     $689,168
                                                                     ========


        Financial Covenants

               The New Credit Facility, among other things, requires the Company to maintain minimum levels of net worth (as defined), to maintain minimum levels of earnings and to comply with certain ratios related to fixed charges and indebtedness. During fiscal 1995, certain financial covenants and other terms of the Old Credit Facility were amended to, among other things, provide for the acquisition of Smith's Food and Drug Centers, Inc. ("Smith's") Riverside distribution and creamery facility, the acquisition of certain operating assets and inventory at that facility, the acquisition of nine of the Smith's Southern California stores and the closure of up to nine stores in conjunction with these acquisitions. In addition, the New Credit Facility and the indentures governing the New Senior Notes, the 1995 11% Senior Subordinated Notes and the 1997 11% Senior Subordinated Notes limit, among other things, additional borrowings, dividends on, and redemption of, capital stock and the acquisition and the disposition of assets. At February 1, 1998, the Company was in compliance with the financial covenants of its debt agreements. At February 1, 1998, dividends and certain other payments are restricted based on terms in the debt agreements.

        Subsidiary Guarantors

               All of the Company's wholly-owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the New Senior Notes, the 1995 11% Senior Subordinated Notes and the 1997 11% Senior Subordinated Notes, as provided in the indentures related thereto. The separate financial statements of the subsidiary guarantors are not presented because the Company's management believes that the operating results and assets of the subsidiary guarantors are not material to the consolidated operating results and assets of the Company and that, accordingly, such financial statements are not material to investors.

               Presented below is summarized financial information for the subsidiary guarantors on a combined basis (in thousands):

                                                        As of
                                             --------------------------
                                             February 2,     February 1,
                                                1997            1998
                                              --------        --------
               Current assets                 $ 53,706        $ 58,597
               Non-current assets              279,674         256,929
               Current liabilities              47,800          49,610
               Non-current liabilities           8,399           8,092


                                                      For the
                                   ---------------------------------------------
                                    52 Weeks          53 Weeks         52 Weeks
                                     Ended             Ended             Ended
                                   January 28,       February 2,       February 1,
                                      1996              1997              1998
                                   ---------         ---------         ---------
               Sales               $ 557,316         $ 557,994         $ 536,133
               Gross Profit          108,697           113,730           108,525
               Net Loss              (10,418)           (8,083)           (4,058)


5.      LEASES

               The Company's operations are conducted primarily in leased properties. Substantially all leases contain renewal options. Rental expense under operating leases was as follows (in thousands):

                                                           For the
                                          -------------------------------------------
                                           52 Weeks        53 Weeks        52 Weeks
                                            Ended           Ended           Ended
                                          January 28,     February 2,     February 1,
                                             1996            1997            1998
                                          -----------     -----------     -----------
               Minimum rents               $ 97,752        $146,101        $139,578
               Rents based on sales           3,439           3,786           3,719
               Sublease income                3,669           3,903           4,323

               Following is a summary of future minimum lease payments under operating leases at February 1, 1998 (in thousands):

               Fiscal Year
               -----------
               1998                                          $  144,475
               1999                                             147,451
               2000                                             142,897
               2001                                             130,964
               2002                                             124,204
               Later years                                    1,320,806
                                                             ----------
                                                             $2,010,797
                                                             ==========

               The Company has entered into lease agreements for new supermarket sites which were not in operation at February 1, 1998. Future minimum lease payments under such operating leases generally begin when such facilities open and at February 1, 1998 are: 1998 - $3.6 million; 1999 - $9.0 million; 2000 - $9.0 million; 2001 - $9.0 million; 2002 - $9.0 million; later years - $161.5 million.

               Certain leases qualify as capital leases under the criteria established in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and are classified on the consolidated balance sheets as leased property under capital leases. Future minimum lease payments for the property under capital leases at February 1, 1998 are as follows (in thousands):

               Fiscal Year
               -----------
               1998                                                 $  46,768
               1999                                                    38,188
               2000                                                    29,930
               2001                                                    19,540
               2002                                                    15,451
               Later years                                             95,254
                                                                    ---------
                    Total minimum lease payments                      245,131
               Less:  amounts representing interest                    89,111
                                                                    ---------
               Present value of minimum lease payments                156,020
               Less:  current portion                                  35,691
                                                                    ---------
                                                                    $ 120,329
                                                                    =========


               Accumulated depreciation related to leased property under capital leases was $62.0 million and $87.5 million at February 2, 1997, and February 1, 1998, respectively.

6.      INVESTMENT IN ASSOCIATED WHOLESALE GROCERS

               The Company's investment in Associated Wholesale Grocers ("A.W.G.") consists of seven- and eight-year patronage certificates received in payment of certain rebates. The instruments bear interest at 6 percent per annum. The Company classifies these investments as held-to-maturity securities, which are carried at amortized cost in accordance with SFAS No. 115.

               The investment in Certified is accounted for on the cost method. There are certain restrictions on the sale of this investment.

               The contractual maturities at February 1, 1998 were as follows (in thousands):

                        Within one year                                $    --
                        After one year through five years                5,298
                        After five years through ten years               1,499
                                                                       -------
                                                                       $ 6,797
                                                                       =======

7.      INCOME TAXES

               The provision (benefit) for income taxes consists of the following (in thousands):

                                 52 Weeks     53 Weeks       52 Weeks
                                   Ended       Ended          Ended
                                January 28,  February 2,    February 1,
                                   1996         1997          1998
                                -----------  -----------   -----------
        Current:
           Federal                $  --        $  --        $  --
           State and other           46           --           --
                                  -----        -----        -----
                                     46           --           --
                                  -----        -----        -----

        Deferred:
           Federal                   --           --           --
           State and other          454           --           --
                                  -----        -----        -----
                                    454           --           --
                                  -----        -----        -----
                                  $ 500        $  --        $  --
                                  =====        =====        =====


               A reconciliation of the provision (benefit) for income taxes to amounts computed at the federal statutory rates of 35 percent for fiscal year 1995, fiscal year 1996 and fiscal year 1997 is as follows (in thousands):

                                                              52 Weeks         53 Weeks           52 Weeks
                                                               Ended             Ended             Ended
                                                            January 28,        February 2,       February 1,
                                                                1996              1997              1998
                                                             ---------         ---------         ---------
        Federal income taxes at statutory
           rate on loss before provision
           for income taxes and
           extraordinary charges                             $ (98,959)        $ (32,827)        $ (29,202)
        State and other taxes,
           net of federal tax benefit                          (16,794)             (244)           (1,724)
        Effect of permanent differences
           resulting primarily from
           amortization of goodwill                             (1,665)            9,801             8,344
        Tax credits and other                                    3,769            (4,818)           (2,587)
        Accounting limitation of deferred tax benefit          114,149            28,088            25,169
                                                             ---------         ---------         ---------

                                                             $     500         $      --         $      --
                                                             =========         =========         =========

        The provision (benefit) for deferred taxes consists of the following (in thousands):

                                                             52 Weeks          53 Weeks           52 Weeks
                                                               Ended             Ended             Ended
                                                            January 28,        February 2,       February 1,
                                                                1996              1997              1998
                                                             ---------         ---------         ---------
        Property and equipment                               $    (461)        $  20,606         $  (8,864)
        Inventory                                               (8,479)               40            (6,558)
        Capital lease obligation                                  (502)           (5,253)            3,337
        Self-insurance reserves                                  2,104             2,276                78
        Accrued expense                                        (26,304)           (1,435)          (10,060)
        Accrued payroll and related
           liabilities                                          (6,206)           (2,916)           (2,049)
        Tax intangibles                                          6,234            10,182            10,142
        State taxes                                            (20,639)           (3,879)           (5,193)
        Net operating losses                                   (61,219)          (49,773)          (13,989)
        Tax credits                                              3,601                --                93
        Accounting limitation of deferred tax benefit          114,149            28,088            25,169
        Other, net                                              (1,824)            2,064             7,894
                                                             ---------         ---------         ---------
                                                             $     454         $      --         $      --
                                                             =========         =========         =========


               The significant components of the Company's deferred tax assets (liabilities) are as follows (in thousands):

                                                          February 2,       February 1,
                                                             1997              1998
                                                          ---------         ---------
        Deferred tax assets:
           Accrued payroll and related liabilities        $  30,495         $  32,544
           Other accrued liabilities                         73,389            83,449
           Obligations under capital leases                  42,837            39,500
           Self-insurance liabilities                        47,497            47,419
           Loss carryforwards                               203,975           217,965
           Tax credit carryforwards                             913               820
           State taxes                                       34,090            39,282
           Other                                             16,075             7,543
                                                          ---------         ---------
              Gross deferred tax assets                     449,271           468,522
           Valuation allowance                             (313,594)         (338,763)
                                                          ---------         ---------
              Net deferred tax assets                     $ 135,677         $ 129,759
                                                          ---------         ---------

        Deferred tax liabilities:
           Inventories                                    $  (9,802)        $  (3,244)
           Property and equipment                          (129,808)         (120,944)
           Tax intangibles                                  (16,416)          (26,558)
           Other                                               (725)              (87)
                                                          ---------         ---------
              Gross deferred tax liability                 (156,751)         (150,833)
                                                          ---------         ---------

              Net deferred tax liability                  $ (21,074)        $ (21,074)
                                                          =========         =========

               The Company recorded a valuation allowance to reserve a portion of its gross deferred tax assets at February 1, 1998 due primarily to financial and tax losses in recent years. Under SFAS 109, this valuation allowance will be adjusted in future periods as appropriate. However, the timing and extent of such future adjustments to the allowance cannot be determined at this time.

               At February 1, 1998, approximately $139.0 million of the valuation allowance for deferred tax assets will reduce goodwill when the allowance is no longer required.

               At February 1, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $622.8 million, which expire from 2007 through 2012. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of approximately $0.8 million which are available to reduce future regular taxes in excess of AMT. Currently, there is no expiration date for these credits.

               A portion of the loss carryforwards described above are subject to the provisions of the Tax Reform Act of 1986, specifically Internal Revenue Code Section 382. The law limits the use of net operating loss carryforwards when changes of ownership of more than 50 percent occur during a three-year testing period. Due to the Ralphs Merger, the ownership of pre-Ralphs Merger F4L Supermarkets and pre-Ralphs Merger RSI changed in excess of 50 percent. As a result, the Company's utilization of approximately $78.0 million of F4L Supermarkets' and $187.0 million of RSI's federal net operating losses will be subject to an annual usage limitation. The Company's annual limitations under
        Section 382 for F4L Supermarkets' and RSI's net operating losses are approximately $15.6 million and $15.0 million, respectively. Furthermore, all of the Company's pre-Ralphs Merger RSI net operating losses and a portion of the Company's post-Ralphs Merger losses will reduce goodwill when utilized in future federal income tax returns.

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

               The Company currently has Internal Revenue Service examinations in process covering the years 1992 through 1993. Management believes that any required adjustment to the Company's tax liabilities will not have a material adverse impact on its financial position or results of operations.

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

               Management services expenses were $3.6 million during fiscal year 1995, $4.0 million during fiscal year 1996 and $4.0 million during fiscal year 1997. Advisory fees were

        $21.5 million during fiscal year 1995, $1.7 million during fiscal year 1996 and less than $1.0 million during fiscal year 1997. Advisory fees for financing transactions are capitalized and amortized over the term of the related financing.

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

               In connection with the bankruptcy reorganization of Federated Department Stores, Inc. ("Federated") and its affiliates, Federated agreed to pay certain potential tax liabilities relating to RGC as a member of the affiliated group of companies comprising Federated and its subsidiaries. In consideration thereof, RSI and RGC agreed to pay Federated a total of $10 million, payable $1 million on each of February 3, 1992, 1993, 1994, 1995 and 1996 and $5 million on February 3, 1997.
        In the event Federated is required to pay certain tax liabilities, RSI and RGC agreed to reimburse Federated up to an additional $10 million, subject to certain adjustments. Pursuant to the terms of the Ralphs Merger, the potential $10 million payment will be paid in cash.

               The Company has entered into lease agreements with the developers of several new sites in which the Company has agreed to provide construction financing. At February 1, 1998, the Company had capitalized construction costs of $15.0 million on total commitments of $15.0 million.

               In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against the Company and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles County from December 7, 1988. The plaintiffs seek unspecified damages. All defendants in the actions, including the Company, have reached tentative settlement agreements, and certain of the settlements have been approved by the trial court. The Company is in the process of finalizing a settlement agreement in the case.

               On September 13, 1996 a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek unspecified damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. Discovery has commenced and the action has been certified as a class. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

               On December 20, 1996, a lawsuit titled Bundy, et al. v. Ralphs Grocery Company, et al. was filed in the Los Angeles Superior Court against the Company. The complaint was filed by eight individual plaintiffs who were terminated in conjunction with the Company's restructuring. The plaintiffs claim that they were wrongfully terminated for discriminatory reasons and that the Company engaged in various fraudulent practices. The plaintiffs seek compensatory damages in excess of $15 million, special and punitive damages. Management of the Company intends to defend this action vigorously.

               In August 1996, a lawsuit entitled Dianne Gober, et al. v. Ralphs was filed alleging sexual harassment by a Ralphs store manager in San Diego County against six female store employees. None of the plaintiffs suffered any loss of earnings nor incurred any medical expenses or expenses for psychotherapy, but the Company has recently been advised that the plaintiffs are, nevertheless, seeking substantial compensatory and punitive damages. Plaintiffs have dismissed the store manager as a defendant. The trial began in April . The Company intends to defend this action vigorously.

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

               The Company self-insures its workers' compensation, general liability and auto liability. For fiscal year 1995, fiscal year 1996 and fiscal year 1997, the self-insurance loss provisions were $32.6 million, $29.2 million and $39.0 million, respectively. The Company discounted its self-insurance liability using a 7.5 percent discount rate. Management believes that this rate approximates the time value of money over the anticipated payout period (approximately 10 years) for essentially risk-free investments.

               The Company's historical self-insurance liability at the end of the two most recent fiscal years is as follows (in thousands):

                                                                               As of
                                                                      ------------------------
                                                                      February 2,  February 1,
                                                                         1997         1998
                                                                       --------    --------
               Self-insurance liability                                $151,465    $153,832
               Less:  Discount                                          (11,882)    (15,256)
                                                                       --------    --------
               Net self-insurance liability                            $139,583    $138,576
                                                                       ========    ========


               The Company expects that cash payments for claims will aggregate approximately $51.7 million, $36.2 million, $23.6 million, $14.8 million and $9.0 million for the fiscal year 1998, the fiscal year 1999, the fiscal year 2000, the fiscal year 2001 and the fiscal year 2002, respectively.

        Environmental Matters

               Beginning in 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that the Company conduct certain subsurface characterizations of the Glendale facility property located near Glendale. Significant parts of the San Fernando Valley, including the area where the Glendale facility is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), because of regional groundwater contamination. The Company conducted the requested investigations and reported the results to the Regional Board, and no further investigations have been requested.

               Beginning in 1991, EPA has made requests for information and issued orders directing more than 60 potentially responsible parties ("PRPs") to investigate and remediate the groundwater contamination in the San Fernando Valley. The Company is one of those PRPs. Among those actions, on November 26, 1996, the EPA issued an Administrative Order for Remedial Action (EPA Docket No. 97-06) against more than 60 respondents, including the Company, in connection with the Superfund site. Under the order, these PRPs are required to take certain actions in connection with the implementation of interim remedies for the treatment of groundwater.

               The Company's best estimate of its likely costs is based on a 1996 engineering estimate to construct the groundwater extraction and treatment system that was approved by EPA, adjusted by the Company's likely allocable share of those costs. As of 1996, construction and capital costs were estimated at $46,150,000. Operation and maintenance was estimated at $3,620,000 per year. In addition, the PRPs have agreed to EPA's demand that the PRPs reimburse it for its adjusted response costs. As of January 1997, EPA estimated those costs at $12 million. Thus, the Company has estimated that the total costs to be paid by all PRPs will be approximately $106 million stated in 1998 dollars. The Company's best estimate of its allocable share is based on a settlement entered into by Glendale members of the PRP group in or about November 1997. Based on that settlement, the Company expects to pay 1.02 percent of the total costs. Thus, the Company's current best estimate of its likely exposure is approximately $1 million.

               Actual costs may end up being higher or lower than this estimate for a number of reasons including, but not limited to: (1) one PRP has filed an appeal that, if successful, could result in an increase in the Company's allocable percentage; (2) the PRPs and EPA are currently negotiating the terms of a Consent Decree, the terms of which may affect the total cost estimate; and (3) EPA has now issued a Stop Work Order under its prior administrative order requiring construction of the groundwater extraction and treatment system because of current uncertainty whether the City of Glendale will be able to use the treated water as a potable water supply.

               Although responsibilities for compliance under federal CERCLA law are joint and several, the Glendale PRPs include substantial companies as members, such that the Company anticipates that the results of the PRPs' allocation process will be enforceable to limit its exposure.

               The Company removed underground storage tanks and remediated soil contamination at the Glendale Facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. The Company has received correspondence from the Regional Board confirming the successful completion of the remediation.

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

 10.    EMPLOYEE BENEFIT PLANS

               As a result of the Ralphs Merger, the Company adopted certain employee benefit plans previously sponsored by RGC. These employee benefit plans include the Ralphs Grocery Company Retirement Plan (the "Pension Plan"), the Ralphs Grocery Company Supplemental Executive Retirement Plan (the "SERP"), and the Ralphs Grocery Company Retirement Supplement Plan (the "Retirement Supplement Plan").

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

               The following actuarially determined components were included in the net pension expense for the above plans for fiscal years 1995, 1996 and 1997 (dollars in thousands):

                                                                   52 Weeks        53 Weeks         52 Weeks
                                                                     Ended           Ended            Ended
                                                                   January 28,     February 2,     February 1,
                                                                      1996            1997            1998
                                                                    -------         -------         -------
               Service cost                                         $ 2,841         $ 6,187         $ 5,231
               Interest cost on projected benefit obligation          2,543           5,293           5,449
               Actual return on assets                               (3,223)         (5,684)         (9,203)
               Net amortization and deferral                          1,365           1,907           4,853
                                                                    -------         -------         -------
                      Net pension expense                           $ 3,526         $ 7,703         $ 6,330
                                                                    =======         =======         =======


               Following are the assumptions used in determining the net pension expense:

                                                         1995            1996            1997
                                                        -------         -------         -------
               Discount rate                               7.50%           7.00%           7.50%
               Expected long term rate of return
                    on plan assets                         9.00%           9.00%           9.00%
               Rate of pay increase                        5.00%           5.00%           5.00%


               The funded status of the Pension Plan (based on December 1996 and December 1997 asset values) is as follows (dollars in thousands):

                                                                        As of            As of
                                                                     February 2,      February 1,
                                                                        1997             1998
                                                                      --------         --------
               Assets Exceed Accumulated Benefits:
               Actuarial present value of benefit obligations:
                 Vested benefit obligation                            $(45,965)        $(49,879)
                 Nonvested benefit obligation                             (386)            (317)
                                                                      --------         --------
                 Accumulated benefit obligation                        (46,351)         (50,196)
                 Projected benefit obligation                          (66,858)         (70,421)
                 Plan assets at fair value                              50,189           61,879
                                                                      --------         --------

               Projected benefit obligation in excess
                     of Plan Assets                                    (16,669)          (8,542)
               Unrecognized net gain                                    (3,376)         (11,998)
               Unrecognized prior service cost                           1,023              946
                                                                      --------         --------
                 Accrued pension cost                                 $(19,022)        $(19,594)
                                                                      ========         ========

               The funded status of the SERP and Retirement Supplement Plan (based on December 1996 and December 1997 asset values) is as follows (dollars in thousands):

                                                                        As of           As of
                                                                     February 2,      February 1,
                                                                        1997             1998
                                                                      --------         --------
               Accumulated Benefits Exceed Assets:
               Actuarial present value of benefit obligations:
                 Vested benefit obligation                            $ (5,006)        $ (7,096)
                 Nonvested benefit obligation                             (230)             (16)
                                                                      --------         --------
                 Accumulated benefit obligation                         (5,236)          (7,112)
                 Projected benefit obligation                          (10,033)         (10,918)
                 Plan assets at fair value                                  --               --
                                                                      --------         --------

               Projected benefit obligation in excess
                    of Plan Assets                                     (10,033)         (10,918)
               Unrecognized net (gain)/loss                                607           (1,171)
               Unrecognized prior service cost                           1,725            3,043
               Adjustment required to recognize
                     minimum liability                                      (2)            (866)
                                                                      --------         --------
                 Accrued pension cost                                 $ (7,703)        $ (9,912)
                                                                      ========         ========


               Following are the assumptions used in determining the funded status:

                                                                        1996         1997
                                                                        ----         ----
               Discount rate                                            7.50%        7.50%
               Rate of pay increase                                     5.00%        5.00%

               The assets of the Pension Plan consist primarily of common stocks, bonds, debt securities, and a money market fund. Plan benefits are based primarily on years of service and on average compensation during the last years of employment.

        Employee Stock Ownership Plans

               The Company accounts for its employee stock ownership plans in accordance with Statement of Position No. 93-6 (the "SOP"), "Employer Accounting for Employee Stock Ownership Plans," effective June 26, 1994.

               The full-time employees of Falley's who are not members of a collective bargaining agreement are covered under a 401(k) plan, a portion of which is invested in Holdings stock (the "Falley's ESOP"). As is required pursuant to IRS and ERISA requirements, any participant who receives stock from the Falley's ESOP has the right to put that stock to Falley's or an affiliate of Falley's. However, as part of the original stock sale agreement among the then stockholders of Falley's, FFL and the Falley's ESOP, which has been amended from time to time, a partnership which owns stock of Holdings entered into an agreement with Falley's and Holdings to assume the obligation to purchase any Holdings shares as to which terminated plan participants exercise a put option under the terms of Falley's ESOP. As a result, neither Falley's nor the Company is required to make cash payments to redeem the shares. As part of that agreement, the Company may elect, after providing a right of first refusal to the partnership, to purchase Holdings shares put under the provisions of the plan. However, the partnership's obligation to purchase such Holdings shares is unconditional, and any repurchase of shares by the Company is at the Company's sole election. During fiscal year 1997, the Company did not purchase any of the Holdings shares. As of February 1, 1998, the fair value of the shares allocated which are subject to repurchase obligation by the partnership referred to above was approximately $9.3 million.

                In addition, the Company also sponsors two ESOPs for employees of the Company who are members of certain collective bargaining agreements (the "Union ESOPs"). The Union ESOPs provide for annual contributions based on hours worked at a rate specified by the terms of the collective bargaining agreements. The Company contributions are made in the form of Holdings stock or cash for the purchase of Holdings stock and are to be allocated to participants based on hours worked. During fiscal year 1995, the Company recorded a charge against operations of approximately $0.8 million for benefits under the Union ESOPs. There were no shares issued to the Union ESOPs or to the Company's profit sharing plan at February 2, 1997 or February 1, 1998.

        Defined Contribution Plan

                The Company sponsors the Ralphs Grocery Company Savings Plan Plus - Primary, the Ralphs Grocery Company Savings Plan Plus - Basic and the Ralphs Grocery Company Savings Plan Plus - ESOP (collectively referred to as the "401(k) Plan") covering substantially all employees who are not covered by collective bargaining agreements and who have at least one year of service during which 1,000 hours has been worked. The 401(k) Plan provides for both pre-tax and after-tax contributions by participating employees. With certain limitations, participants may elect to contribute on a pre-tax basis to the 401(k) Plan. The Company has committed to match a minimum of 20 percent of an employee's contribution to the 401(k) Plan that does not exceed 5 percent of the employee's eligible compensation. Expenses under the 401(k) Plan for fiscal year 1995, 1996 and 1997 were $0.7 million, $0.8 million and $0.7 million, respectively.

        Multi-Employer Benefit Plans

                The Company contributes to multi-employer benefit plans administered by various trustees. Contributions to these plans are based upon negotiated wage contracts. These plans may be deemed to be defined benefit plans. The Company contributed $102.1 million, $138.8 million and $138.0 million to these plans for fiscal year 1995, fiscal year 1996 and fiscal year 1997, respectively. Management is not aware of any plans to terminate such plans.

                The United Food and Commercial Workers health and welfare plans were over-funded and those employers who contributed to the plans received a pro rata share of the excess reserves in the plans through reduction of current contributions. The Company's share of the excess reserve was $24.2 million, of which $1.8 million was recognized in fiscal year 1995. As part of the renewal of the Southern California UFCW contract in October 1995, employers contributing to UFCW health and welfare plans received a pro rata share of the excess reserves in the plans through a reduction of current employer contributions. The Company's share of the excess reserves recognized in fiscal year 1996 and 1997 were $17.8 million and $21.5 million, respectively. Offsetting the reduction was a $4.3 million union bonus in fiscal year 1997.

        Post-Retirement Medical Benefit Plans

                The Company adopted postretirement medical benefit plans ("Postretirement Medical Plans"), previously sponsored by RGC, which cover substantially all employees who are not members of a collective bargaining agreement and who retire under certain age and service requirements. The Postretirement Medical Plans are insured plans and provide outpatient, inpatient and various other covered services. The Company's policy is to fund the Plans as insurance premiums are incurred. For persons who are less than age 65 at retirement and for certain executives, the calendar 1997 year deductible is $1,000 per individual, indexed to the medical care component of the Consumer Price Index.

               The net postretirement benefit cost of the Postretirement Medical Plans include the following components for fiscal years 1995, 1996 and 1997 (dollars in thousands):

                                                             52 Weeks      53 Weeks          52 Weeks
                                                              Ended          Ended            Ended
                                                            January 28,    February 2,      February 1,
                                                              1996            1997            1998
                                                             -------         -------         -------
               Service cost                                  $   468         $   909         $   805
               Interest cost                                     561             989             981
               Net amortization and deferral                    (116)           (281)           (351)
                                                             -------         -------         -------
                      Net postretirement benefit cost        $   913         $ 1,617         $ 1,435
                                                             =======         =======         =======

               Following are the assumptions used in determining the net postretirement benefit cost:

                                                            1995        1996         1997
                                                            ----        ----         ----
               Discount rate                               7.50%        7.00%        7.50%
               Medical cost trend                         10.50%        9.00%        8.50%

               The funded status of the postretirement benefit plan (based on December 31, 1996 and December 31, 1997 asset values) is as follows (dollars in thousands):

                                                                      As of             As of
                                                                    February 2,      February 1,
                                                                       1997             1998
                                                                     --------         --------
               Accumulated postretirement benefit obligation:
               Retirees                                              $ (2,242)        $ (2,074)
               Fully eligible plan participants                        (1,777)          (1,730)
               Other active plan participants                         (10,126)         (10,987)
               Plan assets at fair value                                   --               --
                                                                     --------         --------

               Accumulated postretirement obligations
                   in excess of plan assets                           (14,145)         (14,791)
               Unrecognized gain                                       (1,580)          (2,502)
               Unrecognized prior service cost                         (2,965)          (2,684)
                                                                     --------         --------
               Accrued post retirement benefit obligation            $(18,690)        $(19,977)
                                                                     ========         ========

               Following are the assumptions used in determining the funded status:

                                                                        1996         1997
                                                                        ----         ----
               Discount rate                                            7.50%        7.50%
               Medical cost trend                                       8.50%        8.50%

               The effect of a 1.00 percent increase in the medical cost trend would increase the fiscal 1997 service and interest cost by $0.6 million. The accumulated postretirement benefit obligation at February 1, 1998 would also increase by $4.9 million.


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

        Long-Term Debt

               The fair value of the New Senior Notes, the 1995 11% Senior Subordinated Notes and the 1997 11% Senior Subordinated Notes is based on quoted market prices. The Term Loans and the Revolving Facility are estimated to be recorded at the fair value of the debt. Market quotes for the fair value of the remainder of the Company's debt are not available, and a reasonable estimate of the fair value could not be made without incurring excessive costs. Additional information pertinent to the value of the unquoted debt is provided in Note 4.

               The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                              As of
                                                                        February 1, 1998
                                                                 ----------------------------
                                                                  Carrying            Fair
                                                                   Amount             Value
                                                                 ----------        ----------
               Cash and cash equivalents                         $   75,601        $   75,601
               Short-term notes and other receivables                   504               504
               Investments in and notes receivable from
                  supplier cooperatives (not practicable)             7,242                --
               Long-term debt for which it is:
                  - Practicable to estimate fair values           1,981,355         2,173,299
                  - Not practicable                                  21,597                --


12.     RESTRUCTURING CHARGE

               During fiscal 1995, the Company recorded a $75.2 million charge associated with the closure of 58 former F4L Supermarkets stores and one former F4L Supermarkets warehouse facility. The stores were closed to comply with a settlement agreement with the State of California in connection with the Ralphs Merger or to improve the Company's future operating results. Three RGC stores were also required to be sold to comply with the settlement agreement. During fiscal year 1995, the Company utilized $34.7 million of the reserve for restructuring costs ($50.0 million of costs partially offset by $15.3 million of proceeds from the divestiture of stores). During fiscal year 1996, the Company utilized $15.1 million of the reserve for restructuring costs, consisting mainly of write-downs of property and equipment, expenditures associated with the closed stores and the warehouse facility and lease termination expenses ($15.2 million) partially offset by proceeds from the sale of certain related assets.

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

               During fiscal 1997, the Company utilized $2.4 million and $5.5 million of the remaining restructuring reserve related to the fiscal 1995 $75.2 million and $47.9 million restructuring charges, respectively. The amounts utilized primarily include write-downs of property and equipment ($1.8 million) and payments for lease obligations ($6.1 million). At February 1, 1998, approximately $20.0 million of the restructuring accrual related to the $75.2 million charge and $11.4 million of the restructuring accrual related to the $47.9 million charge remained accrued on the Company's balance sheet consisting primarily of provisions for lease obligations. The Company has completed a majority of the restructuring actions, although certain lease obligations will continue through 2010.

13.     SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

               The tables below set forth the selected quarterly financial information for fiscal year 1996 and fiscal year 1997 (in thousands):


                                       12 Weeks      12 Weeks       12 Weeks      17 Weeks
                                         Ended         Ended          Ended         Ended
        Fiscal Year 1996               04/21/96      07/14/96       10/06/96      02/02/97
        ----------------               --------      --------       --------      --------
        Net Sales                    $1,230,808     $1,243,768    $1,221,018    $1,820,665
        Gross Profit                    237,925        252,544       263,765       381,784
        Net Loss                        (31,981)       (21,539)      (11,865)      (28,406)


                                       12 Weeks       12 Weeks      12 Weeks      16 Weeks
                                        Ended          Ended         Ended         Ended
        Fiscal Year 1997               04/27/97       07/20/97      10/12/97      02/01/98
        ----------------               --------       --------      --------      --------
        Net Sales                    $1,276,222     $1,271,726    $1,230,522    $1,708,999
        Gross Profit                    262,953        261,126       253,860       361,981
        Net Loss                        (59,978)        (5,429)       (8,692)       (9,303)

14.     SUBSEQUENT EVENT (UNAUDITED)

               On March 10, 1998, Food 4 Less Holdings, Inc. ("Holdings"), which is the parent of Ralphs Grocery Company (the "Company"), Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), and FFL Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Fred Meyer ("Acquisition"), merged pursuant to an Agreement and Plan of Merger (the "Fred Meyer Merger Agreement") entered into on November 6, 1997 and amended on January 20, 1998. Pursuant to the terms of the Fred Meyer Merger Agreement, Acquisition merged with and into Holdings (the "Fred Meyer Merger"), subject to certain conditions being satisfied or waived. Pursuant to the Fred Meyer Merger Agreement, the stockholders of Holdings received an aggregate of 21,670,503 shares of Fred Meyer Common Stock. In addition, Fred Meyer refinanced the debt of Holdings and the Company. Conditions to the consummation of the Fred Meyer Merger included the receipt of regulatory approvals and approval by the stockholders of Fred Meyer and Holdings. Certain shareholders of Holdings holding approximately 66.0% of the aggregate voting power of Holdings entered into agreements to vote their Holdings shares in favor of the Fred Meyer Merger. Concurrently with the execution of the Fred Meyer Merger Agreement, Fred Meyer executed an agreement and plan of merger with Quality Food Centers, Inc. ("QFC") pursuant to which QFC became a wholly-owned subsidiary of Fred Meyer (the "QFC Merger"). QFC operates retail supermarkets in the State of Washington and in Southern California. The Fred Meyer Merger was an independent transaction and was not conditioned on the consummation of Fred Meyer's merger with QFC.

               On March 11, 1998, Fred Meyer purchased tendered offers from note holders for the following issues: (i) Food 4 Less Holdings 13-5/8% Senior Discount Debentures due 2005, (ii) Food 4 Less Holdings 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007, (iii) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/95), (iv) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued 6/96), (v) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 6/95) and
        (vi) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued 3/97). Payment to the note holders included tendered amounts, interest and consent fees, which were $1,612.7 million, $37.7 million and $209.9 million, respectively.

               The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $20,344,000 and $42,565,000 principal amount of each issue are still outstanding, respectively.

               In addition to the above issues, as part of the Fred Meyer Merger financing, the New Credit Facility was replaced by New Senior Credit Facilities in aggregate principal amount not to exceed $3.5 billion, consisting of a $1.875 billion five-year revolving credit facility and a $1.625 billion five-year term loan facility (the "Term Loan Facility") entered into by Fred Meyer. Fred Meyer also entered into a $500 million lease facility (the "New Lease Facility") that will be used to refinance a portion of Fred Meyer's existing lease facilities. The New Senior Credit Facilities and the New Lease Facility will be unconditionally guaranteed, on a joint and several basis by, and will be secured by a pledge of the outstanding capital stock of, all of Fred Meyer's direct and indirect subsidiaries (except for certain inactive or immaterial subsidiaries), including Holdings and the Company.

               In conjunction with the Fred Meyer Merger, Fred Meyer also issued
        (i) $250.0 million aggregate principal amount of 7.15% Notes due 2003,
        (ii) $750.0 million aggregate principal amount of $7.375% Notes due 2005 and (iii) $750.0 million aggregate principal amount of 7.45% Notes due 2008.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholder of Ralphs Grocery Company:

        We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Ralphs Grocery Company (formerly Food 4 Less Supermarkets, Inc. -- See Note 1 in the accompanying Notes to Consolidated Financial Statements) and subsidiaries as of February 1, 1998 and February 2, 1997 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the 52 weeks ended February 1, 1998, the 53 weeks ended February 2, 1997 and the 52 weeks ended January 28, 1996 and have issued our report thereon dated March 9, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 52 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP



Los Angeles, California
March 9, 1998

                             RALPHS GROCERY COMPANY
                    (FORMERLY FOOD 4 LESS SUPERMARKETS, INC.)
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS 52
       WEEKS ENDED FEBRUARY 1, 1998, 53 WEEKS ENDED FEBRUARY 2, 1997, AND
                         52 WEEKS ENDED JANUARY 28, 1996
                                 (IN THOUSANDS)


                                                        Provisions     Charged
                                          Balance at     charged          to                                     Balance
                                          beginning        to          interest                     Other         at end
                                          of period      expense       expense(a)    Payments      changes(b)    of period
                                          ---------      -------       ----------    --------      ----------    ---------
Self-insurance liabilities

      52 weeks ended February 1, 1998      $139,583      $ 39,021      $ 10,324      $ 50,352      $     --      $138,576
                                           ========      ========      ========      ========      ========      ========

      53 weeks ended February 2, 1997      $148,985      $ 29,184      $ 10,818      $ 49,404      $     --      $139,583
                                           ========      ========      ========      ========      ========      ========

      52 weeks ended January 28, 1996      $ 72,739      $ 32,603      $ 10,287      $ 42,153      $ 75,509      $148,985
                                           ========      ========      ========      ========      ========      ========



----------

(a) Amortization of discount on self-insurance reserves charged to interest expense.

(b) Reflects self-insurance reserve of Ralphs Grocery Company which was acquired on June 14, 1995.

                                INDEX TO EXHIBITS


Exhibit
Number                                 Description
------                                 -----------
3.1            Restated Certificate of Incorporation, as amended, of Ralphs
               Grocery Company.

3.2            Restated bylaws of Ralphs Grocery Company.

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

4.3.1 Indenture for the 11% Senior Subordinated Notes due 2005, dated as of June 1, 1995, by and among Food 4 Less Supermarkets, Inc., the subsidiary guarantors identified therein and United States
               Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.6.1 of Food 4 Less Holdings, Inc.'s
               Quarterly Report on Form 10-Q for the quarter ended July 16,
               1995).

4.3.2          First Supplemental Indenture for the 11% Senior Subordinated
               Notes due 2005, dated as of June 14, 1995, by and among Ralphs
               Grocery Company (as successor by merger to Food 4 Less
               Supermarkets, Inc.), the subsidiary guarantors identified therein, Crawford Stores, Inc. and United States Trust Company of
               New York, as trustee (incorporated herein by reference to Exhibit
               4.6.2 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form
               10-Q for the quarter ended July 16, 1995).

4.4.1 Guarantee, dated as of March 11, 1998, made by the Guarantors referred to therein (including the Company) in favor of Bankers
               Trust Company, as Administrative Agent and Collateral Agent, The
               Chase Manhattan Bank, as Syndication Agent, The Various Financial
               Institutions Identified as Lenders in the Participation
               Agreement, as Lenders, and The Various Financial Institutions
               Identified as Investors in the Participation Agreement, as Investors (incorporated herein by reference to Exhibit 4B-1 of Fred Meyer Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

Exhibit
Number                               Description
------                               -----------
4.4.2          Participation Agreement among Fred Meyer, Inc., as Lessee and as
               Construction Agent, FMS Trust 1997-1, a Delaware business trust, as Lessor, Wilmington Trust Company, not in its individual capacity, except as expressly specified therein, but solely as
               Owner Trustee under the FMS Trust 1997-1, the Investors party to the Trust Agreement, Bankers Trust Company, as Administrative
               Agent, The Chase Manhattan Bank, as Syndication Agent, and the
               Lenders Parties thereto, dated as of March 11, 1998; Chase
               Securities, Inc. and BT Alex.Brown, as Arrangers (incorporated herein by reference to Exhibit 4B-2 of Fred Meyer Inc.'s Annual
               Report on Form 10-K for the fiscal year ended January 31, 1998).

4.4.3          Lease, Security Agreement and Financing Statement between
               Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee under the FMS Trust 1997-1, as Lessor, and Fred Meyer, Inc., dated as of March 11, 1998 (incorporated herein by reference to Exhibit 4B-3 of Fred Meyer Inc.'s Annual
               Report on Form 10-K for the fiscal year ended January 31, 1998).

4.4.4 Construction Agency Agreement, dated as of March 11, 1998, between FMS Trust 1997-1, a Delaware business trust, and Fred
               Meyer, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 4B-4 of Fred Meyer Inc.'s Annual Report on
               Form 10-K for the fiscal year ended January 31, 1998).

4.4.5          Credit Agreement among FMS Trust 1997-1, as Borrower, The Several
               Lenders from Time to Time Parties Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as
               Syndication Agent dated as of March 11, 1998 (incorporated herein by reference to Exhibit 4B-5 of Fred Meyer Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

4.4.6          Lessee Guarantee, dated as of March 11, 1998, made by Fred Meyer,
               Inc., as Lessee Guarantor in favor of FMS Trust 1997-1, as
               Lessor, Bankers Trust Company, as Administrative Agent, The Chase
               Manhattan Bank, as Syndication Agent, The Various Financial
               Institutions Identified as Lenders in the Participation
               Agreement, as Lenders, and the The Various Financial Institutions
               Identified as Investors in the Participation Agreement Therein, as Investors (incorporated herein by reference to Exhibit 4B-6 of Fred Meyer Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

4.4.7 Pledge Agreement, dated as of March 11, 1998, entered into by Fred Meyer, Inc., a Delaware corporation, and each of the undersigned subsidiaries of Fred Meyer, Inc. (including the Company) in favor of Bankers Trust Company, as administrative agent and collateral agent, for the Beneficiaries (incorporated herein by reference to Exhibit 4B-7 of Fred Meyer Inc.'s Annual
               Report on Form 10-K for the fiscal year ended January 31, 1998).

4.4.8          Intercreditor and Collateral Agency Agreement, dated as of March
               11, 1998, among Bankers Trust Company, as Administrative Agent under the Loan Agreement, as Administrative Agent under the Synthetic Lease Facility, and as Collateral Agent, Fred Meyer,
               Inc. and the Subsidiary Pledgors (incorporated herein by reference to Exhibit 4B-8 of Fred Meyer Inc.'s Annual Report on
               Form 10-K for the fiscal year ended January 31, 1998).

Exhibit
Number                               Description
------                               -----------
4.4.9          Subsidiary Guarantee, dated as of March 11, 1998, executed by each of the Guarantors listed on the signature page thereof
               (including the Company) for the benefit of Bankers Trust Company, as Administrative Agent under the Loan Agreement, and each Lender named therein (incorporated herein by reference to Exhibit 4B-9 of Fred Meyer Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

4.4.10         $3,500,000,000 Loan Agreement, dated as of March 11, 1998, among
               Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto;
               Bankers Trust Company, as Administrative Agent, and The Chase
               Manhattan Bank, as Syndication Agent; Chase Securities, Inc. and
               BT Alex.Brown, as Arrangers (incorporated herein by reference to Exhibit 4B-10 of Fred Meyer Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

4.6.4          Third Supplemental Indenture for the 10.45% Senior Notes due
               2000, dated as of June 14, 1995, by and among Ralphs Grocery
               Company (as successor by merger to Food 4 Less Supermarkets,
               Inc.), the subsidiary guarantors identified therein and Norwest
               Bank Minnesota, National Association, as trustee (incorporated herein by reference to Exhibit 4.9.4 of Food 4 Less Holdings,
               Inc.'s Quarterly Report on Form 10-Q for the quarter ended July
               16, 1995).

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

10.6*          Employment Agreement, dated as of June 14, 1995, between Ralphs
               Grocery Company and Harley DeLano (incorporated herein by reference to Exhibit 10.8 of Ralphs Grocery Company's Annual
               Report on Form 10-K for the fiscal year ended January 28, 1996).

10.7*          Employment Agreement, dated as of June 14, 1995, between Ralphs
               Grocery Company and Tony Schnug (incorporated herein by reference to Exhibit 10.10 of Ralphs Grocery Company's Annual Report on
               Form 10-K for the fiscal year ended January 28, 1996).

10.9* Consulting Agreement, dated as of June 27, 1988, by and between Falley's, Inc. and Joe S. Burkle (incorporated herein by reference to Exhibit 10.38 to Food 4 Less Supermarkets, Inc.'s
               Registration Statement on Form S-1, No. 33-31152).

10.10*         Letter Agreement, dated as of December 10, 1990, amending the
               Consulting Agreement by and between Falley's, Inc. and Joe S.
               Burkle (incorporated herein by reference to Exhibit 10.17.1 to Food 4 Less Supermarkets, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 29, 1991).

Exhibit
Number                               Description
------                               -----------

10.11          Distribution Center Transfer Agreement, dated as of November 1,
               1995, by and between Smith's Food & Drug Centers, Inc., a
               Delaware corporation, and Ralphs Grocery Company relating to the Riverside, California property (incorporated herein by reference to Exhibit 10.1 to Ralphs Grocery Company's Quarterly Report on
               Form 10-Q for the quarter ended October 8, 1995).

10.12.1* Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994 (incorporated herein by reference to Exhibit
               10.15.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.12.2* Amendment to the Retirement Supplement Plan, effective as of January 1, 1995 (incorporated herein by reference to Exhibit
               10.15.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.12.3* Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs Grocery Company and
               Ralphs Grocery Company Retirement Supplement Plan (incorporated herein by reference to Exhibit 10.15.3 of Ralphs Grocery
               Company's Annual Report on Form 10-K for the fiscal year ended
               January 28, 1996).

10.13.1* Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9, 1994 (incorporated herein by reference to Exhibit 10.16.1 of Ralphs Grocery Company's Annual
               Report on Form 10-K for the fiscal year ended January 28, 1996).

10.13.2*       Amendment to the Amended and Restated Supplemental Executive
               Retirement Plan, effective as of January 1, 1995 (incorporated herein by reference to Exhibit 10.16.2 of Ralphs Grocery
               Company's Annual Report on Form 10-K for the fiscal year ended
               January 28, 1996).

10.13.3* Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Supplemental Executive Retirement Plan
               (incorporated herein by reference to Exhibit 10.16.3 of Ralphs
               Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996).

10.13.4*       Third Amendment to the Ralphs Grocery Company Supplemental
               Executive Plan, effective as of July 1, 1995 (incorporated herein by reference to Exhibit 10.16.4 of Ralphs Grocery Company's
               Annual Report on Form 10-K for the fiscal year ended January 28,
               1996).

27#            Financial Data Schedule

----------

# Filed herewith.
* Management contract, or compensatory plan or arrangement.