Form 10-Q
period 1998-05-24
RALPHS GROCERY CO /DE/
filed 1998-07-08
CIK 835676

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                       Commission File Number
  May 24, 1998                                                 33-46750


                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            95-4356030
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                            Identification Number)


      1100 West Artesia Boulevard
          Compton, California                                     90220
(Address of principal executive offices)                       (Zip code)


                                 (310) 884-9000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ .

     Ralphs Grocery Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to such Form 10-Q.

     At June 26, 1998, there were 1,513,938 shares of Common Stock outstanding.

================================================================================

                             RALPHS GROCERY COMPANY

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated balance sheets as of
                  February 1, 1998 and May 24, 1998 ............................    2

               Consolidated statements of operations for the 16 weeks ended
                  May 25, 1997 and May 24, 1998.................................    4

               Consolidated statements of cash flows for the 16 weeks ended
                  May 25, 1997 and May 24, 1998.................................    5

               Consolidated statements of stockholder's equity (deficit) as of
                  February 1, 1998 and May 24, 1998.............................    7

               Notes to consolidated financial statements.......................    8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................   11


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.................................   13

               Signatures.......................................................   14


                                PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    February 1,      May 24,
                      ASSETS                                            1998          1998
                                                                   -------------  -----------
                                                                                   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                      $   75,601     $    75,841
    Trade receivables, less allowances of
       $3,023 and $4,140 at February 1, 1998 and
       May 24, 1998, respectively                                      37,629          31,539
    Inventories                                                       514,387         577,398
    Patronage receivables from suppliers                                4,197           1,839
    Prepaid expenses and other                                         20,325          17,342
                                                                   ----------     -----------
        Total current assets                                          652,139         703,959

INVESTMENTS IN AND NOTES RECEIVABLE FROM
   SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                                        6,797          6,697
    Certified Grocers of California                                       445          3,549

PROPERTY AND EQUIPMENT:
    Land                                                              171,651        195,658
    Buildings                                                         190,437        193,858
    Leasehold improvements                                            261,047        227,657
    Fixtures and equipment                                            472,158        377,314
    Construction in progress                                           27,706         30,828
    Leased property under capital leases                              231,413        173,937
    Leasehold interests                                               110,606        136,818
                                                                   ----------     ----------
                                                                    1,465,018      1,336,070
    Less:  Accumulated depreciation and amortization                  396,013         60,298
                                                                   ----------     ----------

        Net property and equipment                                  1,069,005      1,275,772

OTHER ASSETS:
    Deferred financing costs, net                                      49,863            218
    Goodwill, net                                                   1,275,718      2,462,235
    Deferred tax assets, net                                                -        471,188
    Other, net                                                         22,106         23,197
                                                                   ----------     ----------

                                                                   $3,076,073     $4,946,815
                                                                   ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    February 1,      May 24,
            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)             1998           1998
                                                                   ------------   -----------
                                                                                  (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                               $  349,585     $  372,556
    Accrued payroll and related liabilities                           105,728        133,586
    Accrued interest                                                   29,628          2,892
    Other accrued liabilities                                         224,546        533,688
    Income taxes payable                                                1,361          2,164
    Current portion of self-insurance liabilities                      48,251         48,251
    Current portion of senior debt                                      6,274          3,145
    Current portion of obligations under capital leases                35,691         37,466
                                                                   ----------     ----------
        Total current liabilities                                     801,064      1,133,748

SENIOR DEBT, net of current portion                                 1,307,510         29,564

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion              120,329        139,091

SENIOR SUBORDINATED DEBT                                              689,168         44,772

PAYABLE TO PARENT                                                           -      2,726,172

DEFERRED INCOME TAXES                                                  21,074              -

SELF-INSURANCE LIABILITIES, net of current portion                     90,325        104,669

LEASE VALUATION RESERVE                                                53,690         51,211

OTHER NON-CURRENT LIABILITIES                                         109,757        161,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock, $.01 par value, 5,000,000 shares
        authorized; 1,513,938 shares issued at
        February 1, 1998 and May 24, 1998                                  15             15
    Additional capital                                                468,895        852,647
    Notes receivable from stockholders of parent                         (584)           (71)
    Retained deficit                                                 (585,170)      (296,508)
                                                                   ----------     ----------
    Total stockholder's equity (deficit)                             (116,844)       556,083
                                                                   ----------     ----------
                                                                   $3,076,073     $4,946,815
                                                                   ==========     ==========




The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   16 Weeks             16 Weeks
                                                                     Ended               Ended
                                                                    May 25,              May 24,
                                                                     1997                 1998
                                                                 -----------           -----------
SALES                                                            $ 1,699,842           $ 1,872,144

COST OF SALES (including purchases from related
    parties of $22,321 and $18,699 for the 16 weeks
    ended May 25, 1997 and May 24, 1998,  respectively)            1,350,791             1,498,337
                                                                 -----------           -----------

GROSS PROFIT                                                         349,051               373,807

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         277,661               318,583

AMORTIZATION OF GOODWILL                                              10,842                16,509

MERGER-RELATED EXPENSES                                                   --               157,265
                                                                 -----------           -----------

OPERATING INCOME (LOSS)                                               60,548              (118,550)

INTEREST EXPENSE                                                      75,426                74,683
                                                                 -----------           -----------


LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGE                                         (14,878)             (193,233)

PROVISION (BENEFIT) FOR INCOME TAXES                                      --               (48,385)
                                                                 -----------           -----------

LOSS BEFORE EXTRAORDINARY CHARGE                                     (14,878)             (144,848)

EXTRAORDINARY CHARGE, net of tax effect                               47,983               196,674
                                                                 -----------           -----------

NET LOSS                                                         $   (62,861)          $  (341,522)
                                                                 ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 16 Weeks              16 Weeks
                                                                   Ended                 Ended
                                                                   May 25,              May 24,
                                                                   1997                  1998
                                                                -----------           -----------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                                $ 1,699,842           $ 1,872,144
    Cash paid to suppliers and employees                         (1,631,267)           (1,724,979)
    Interest paid                                                   (44,423)             (100,952)
    Interest received                                                   143                    --
    Other, net                                                       (8,879)               (5,204)
                                                                -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            15,416                41,009

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                      1,497                 4,366
    Payment for purchase of property and equipment                  (41,923)              (30,712)
    Other, net                                                         (499)                2,960
                                                                -----------           -----------

NET CASH USED BY INVESTING ACTIVITIES                               (40,925)              (23,386)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                    713,525                   572
    Payments of long-term debt                                     (684,821)           (2,122,819)
    Payments of capital lease obligations                            (9,029)              (10,668)
    Increase (decrease) in revolving loan                             8,800              (131,400)
    Payment of acquisition costs, net of cash acquired               (2,424)             (352,171)
    Proceeds received from parent                                       150             2,598,303
    Proceeds from shareholder's notes                                    --                   800
    Deferred financing costs and other                               (4,509)                   --
                                                                -----------           -----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                     21,692               (17,383)
                                                                -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (3,817)                  240

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     67,589                75,601
                                                                -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    63,772           $    75,841
                                                                ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                16 Weeks           16 Weeks
                                                                 Ended              Ended
                                                                 May 25,            May 24,
                                                                 1997                1998
                                                               ---------           ---------
RECONCILIATION OF NET LOSS TO NET CASH
    (USED) PROVIDED BY OPERATING ACTIVITIES:
        Net loss                                               $ (62,861)          $(341,522)
        Adjustments to reconcile net loss to net cash
           (used) provided by operating activities:
           Depreciation and amortization                          53,489              63,486
           Merger-related expense                                     --             157,265
           Extraordinary charge                                   39,122             322,946
           Amortization of debt discount                             143                  50
           Amortization of debt premium                               --                 (73)
           Loss (gain) on sale of assets                              --                  --
           Change in assets and liabilities, net of
           effects from acquisition of
           business:
           Accounts and notes receivable                          11,863              11,814
           Inventories                                             1,116              27,437
           Prepaid expenses and other                            (10,556)              4,747
           Accounts payable and accrued liabilities              (16,749)            (27,355)
           Self-insurance liabilities                               (133)              2,075
           Deferred income taxes                                      --            (179,468)
           Income taxes payable                                      (18)               (393)
                                                               ---------           ---------
            Total adjustments                                     78,277             382,531
                                                               ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  15,416           $  41,009
                                                               =========           =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
    Purchase of property and equipment through the issuance of
        capital leases                                         $  11,095           $       -
                                                               =========           =========

    Retirement of capital leases                               $   4,693           $       -
                                                               =========           =========



The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                            Common Stock
                                         ----------------------
                                         Number                                                                 Total
                                           of                      Stockholder's   Additional    Retained     Stockholder's
                                         Shares        Amount         Notes         Capital       Deficit     Equity (Deficit)
                                       -----------   -----------   -----------    -----------   -----------   ----------------
BALANCES AT FEBRUARY 1, 1998             1,513,938   $        15   $      (584)   $   468,895   $  (585,170)   $  (116,844)

   Net effect of Fred Meyer Merger              --            --            --        383,752       630,184      1,013,936

   Payments on Stockholders' Notes              --            --           513             --            --            513

   Net loss (unaudited)                         --            --            --             --      (341,522)      (341,522)
                                       -----------   -----------   -----------    -----------   -----------    -----------

BALANCES AT MAY 24, 1998 (unaudited)     1,513,938   $        15   $       (71)   $   852,647   $  (296,508)   $   556,083
                                       ===========   ===========   ===========    ===========   ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 24,1998
                                   (UNAUDITED)


1.      ORGANIZATION AND ACQUISITION

               Ralphs Grocery Company (the "Company") is a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"). On March 10, 1998, Holdings was acquired by Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), and the Company became an indirect, wholly-owned subsidiary of Fred Meyer (the "Fred Meyer Merger"). On March 9, 1998, Fred Meyer consummated a merger with Quality Food Centers, Inc. ("QFC") which owned 57 Hughes Family Markets stores ("Hughes"). As part of the acquisition of Holdings by Fred Meyer, Hughes' operations were consolidated with the Company's operations. The Company is a retail supermarket company with a total of 460 stores which are located in Southern California (395), Northern California (27) and certain areas of the Midwest (38). The Company is the largest supermarket operator in Southern California. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name.

               In conjunction with the Fred Meyer Merger, Fred Meyer, QFC and Holdings entered into a settlement agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims that the State of California asserted against Fred Meyer, QFC and Holdings relating to the effects of the proposed Fred Meyer and QFC Mergers on supermarket competition in Southern California (the "State Claims"). Without admitting any liability in connection with the State Claims, Fred Meyer, QFC and Holdings agreed in the Settlement Agreement to divest 19 specific stores in Southern California, including 16 Ralphs stores. Under the Settlement Agreement, Fred Meyer must divest 13 stores by September 10, 1998 and the balance of six stores by December 10, 1998. Fred Meyer also agreed not to acquire new stores from third parties in the Southern California areas specified in the Settlement Agreement (covering substantially all of the Los Angeles metropolitan area) for five years following the date of the Settlement Agreement without providing prior notice to the State of California. If Fred Meyer fails to divest the required stores by the two dates set forth in the Settlement Agreement, Fred Meyer has agreed not to object to the appointment of a trustee to effect the required sales.

               On March 11, 1998, Fred Meyer completed certain refinancing transactions related to the Fred Meyer Merger. As part of the refinancing, Holdings and the Company made offers to purchase and consent solicitations with respect to the following debt securities: (i) Food 4 Less Holdings 13-5/8% Senior Discount Debentures due 2005, (ii) Food 4 Less Holdings 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007, (iii) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995), (iv) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1996), (v) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) and (vi) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in March
        1997). Payment to the note holders included tendered amounts, interest and consent fees, which were $1,612.7 million, $37.7 million and $209.9 million, respectively.

               The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $13,717,000 and $42,555,000 principal amount of each issue are still outstanding, respectively.

               In connection with the Fred Meyer Merger, the stockholders and warrantholders of Holdings received an aggregate of 21,670,503 shares of Fred Meyer Common Stock in exchange for their Holdings shares and warrants, and cash payment of $26.3 million to terminate and satisfy Holdings' obligations under existing stock options.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

               The accompanying consolidated balance sheet and statement of stockholder's equity (deficit) of the Company as of May 24, 1998 and the consolidated statements of operations and cash flows for the interim periods ended May 25, 1997 and May 24, 1998 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. The results of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

               On March 10, 1998, Holdings was acquired by Fred Meyer. The transaction was accounted for under the purchase method of accounting. The consolidated financial statements for the 16 weeks ended May 24, 1998 reflect the preliminary allocation of the purchase price. The purchase price is expected to be finalized by the end of the first quarter of fiscal year 1999. In conjunction with the transaction, Fred Meyer refinanced substantially all of the existing indebtedness of the Company. In addition, the accompanying consolidated financial statements include the results of Fred Meyer's indirectly wholly-owned subsidiary, Hughes, from the date of Fred Meyer's acquisition of Holdings.

        Inventories

               Inventories, which consist mainly of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $28.5 million and $2.0 million at February 1, 1998 and May 24, 1998, respectively, and gross profit and operating income would have been greater by $2.3 million and $2.0 million for the 16 weeks ended May 25, 1997 and the 16 weeks ended May 24, 1998, respectively.

        Income Taxes

               The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The deferred tax assets on the consolidated balance sheet are a result of recognizing the benefit of the Company's past net operating losses and other tax assets. In addition, the Company has given benefit to merger related charges, extraordinary items and the current year operating loss. Based upon a review of the Company's tax position, management believes that these assets will be fully utilized within the next 15 years.

        Reclassifications

               Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the May 24, 1998 presentation.

3.      MERGER-RELATED EXPENSES

               Merger-related expenses of $157.3 million were recorded in the 16 weeks ended May 24, 1998. The expenses were incurred as a result of the Fred Meyer Merger and consist primarily of a $26.3 million charge for the settlement of outstanding stock options; $83.1 million in asset impairment charges related to the Hughes dairy facility, the closure of the Hughes main office and distribution facility and three stores required to be divested pursuant to the Settlement Agreement; and $47.9 million in transition and integration costs related to the Fred Meyer Merger.


4.      DEBT

               On March 11, 1998, Fred Meyer completed certain refinancing transactions related to the Fred Meyer Merger. As part of the refinancing, Holdings and the Company made offers to purchase and consent solicitations with respect to the following debt securities: (i) Food 4 Less Holdings 13-5/8% Senior Discount Debentures due 2005, (ii) Food 4 Less Holdings 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007, (iii) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995), (iv) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1996), (v) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) and (vi) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in March
        1997). Payment to the note holders included tendered amounts, interest and consent fees, which were $1,612.7 million, $37.7 million and $209.9 million, respectively.

               In conjunction with the refinancing transactions discussed above, the Company has unconditionally guaranteed certain indebtedness of Fred Meyer, including the $1.625 billion five-year term note, the $1.875 billion five-year revolving credit agreement and the $1.750 billion senior unsecured notes. The $2.7 billion payable to parent in the accompanying consolidated balance sheet represents funds advanced from Fred Meyer to extinguish the Company's pre-merger debt. In addition, included in the results of operations for the 16 weeks ended May 24, 1998 is $41.0 million of intercompany interest expense related to the payable to parent.

               The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $13,717,000 and $42,555,000 principal amount of each issue are still outstanding, respectively.


5.      RELATED PARTY TRANSACTIONS

               During the 16 weeks ended May 24, 1998 and the 16 weeks ended May 25, 1997, the Company purchased $18.7 million and $22.3 million, respectively, in inventory from Certified Grocers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS(1)

RECENT EVENTS

        Ralphs Grocery Company (the "Company") is a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"). On March 10, 1998, Holdings was acquired by Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), and the Company became an indirect, wholly-owned subsidiary of Fred Meyer (the "Fred Meyer Merger"). On March 9, 1998, Fred Meyer consummated a merger with Quality Food Centers, Inc. ("QFC") which owned 57 Hughes Family Markets stores ("Hughes"). As part of the acquisition of Holdings by Fred Meyer, Hughes' operations were consolidated with the Company's operations. The Company is a retail supermarket company with a total of 460 stores which are located in Southern California (395), Northern California (27) and certain areas of the Midwest (38). The Company is the largest supermarket operator in Southern California. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name.

        In conjunction with the Fred Meyer Merger, Fred Meyer, QFC and Holdings entered into a settlement agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims that the State of California asserted against Fred Meyer, QFC and Holdings relating to the effects of the proposed Fred Meyer and QFC Mergers on supermarket competition in Southern California (the "State Claims"). Without admitting any liability in connection with the State Claims, Fred Meyer, QFC and Holdings agreed in the Settlement Agreement to divest 19 specific stores in Southern California, including 16 Ralphs stores. Under the Settlement Agreement, Fred Meyer must divest 13 stores by September 10, 1998 and the balance of six stores by December 10, 1998. Fred Meyer also agreed not to acquire new stores from third parties in the Southern California areas specified in the Settlement Agreement (covering substantially all of the Los Angeles metropolitan area) for five years following the date of the Settlement Agreement without providing prior notice to the State of California. If Fred Meyer fails to divest the required stores by the two dates set forth in the Settlement Agreement, Fred Meyer has agreed not to object to the appointment of a trustee to effect the required sales.

        On March 11, 1998, Fred Meyer completed certain refinancing transactions related to the Fred Meyer Merger. As part of the refinancing, Holdings and the Company made offers to purchase and consent solicitations with respect to the following debt securities: (i) Food 4 Less Holdings 13-5/8% Senior Discount Debentures due 2005, (ii) Food 4 Less Holdings 13-5/8% Senior Subordinated Pay-In-Kind Debentures due 2007, (iii) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995), (iv) Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1996), (v) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) and (vi) Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in March 1997). Payment to the note holders included tendered amounts, interest and consent fees, which were $1,612.7 million, $37.7 million and $209.9 million, respectively.

        The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June
1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $13,717,000 and $42,555,000 principal amount of each issue are still outstanding, respectively.

--------
(1) Pursuant to General Instruction (H)(2)(a) of Form 10-Q, the Company is substituting a management's narrative analysis of the results of operations for
Item 2.

        In connection with the Fred Meyer Merger, the stockholders and warrantholders of Holdings received an aggregate of 21,670,503 shares of Fred Meyer Common Stock in exchange for their Holdings shares and warrants, and cash payment of $26.3 million to terminate and satisfy Holdings' obligations under existing stock options.


RESULTS OF OPERATIONS (UNAUDITED)

        Sales for the 16 weeks ended May 24, 1998 increased $172.3 million to $1,872.1 million from $1,699.8 million for the 16 weeks ended May 25, 1997. The increase in sales was primarily attributable to the addition of 55 Hughes Family Market stores and the continued success of new store openings, partially offset by store closings. Since the beginning of fiscal 1996, 37 stores have been opened, 37 stores have been closed and a total of 69 stores have been remodeled.

        Gross profit was $349.1 million and $373.8 million for the 16 weeks ended May 25, 1997 and May 24, 1998, respectively. Gross profit decreased as a percentage of sales from 20.5 percent to 20.0 percent in the 16 weeks ended May 25, 1997 and May 24, 1998, respectively. Selling, general and administrative expenses ("SG&A") were $277.7 million and $318.6 million for the 16 weeks ended May 25, 1997 and May 24, 1998, respectively. SG&A increased as a percentage of sales from 16.3 percent to 17.0 percent for the 16 weeks ended May 25, 1997 and May 24, 1998, respectively. The changes in gross profit and SG&A were primarily attributable to the addition of 55 Hughes stores, offset by operating efficiencies and expense controls.

        Merger-related expenses of $157.3 million were recorded in the 16 weeks ended May 24, 1998. The expenses were incurred as a result of the Fred Meyer Merger and consist primarily of a $26.3 million charge for the settlement of outstanding stock options; $83.1 million in asset impairment charges related to the Hughes dairy facility, the closure of the Hughes main office and distribution facility and three stores required to be divested pursuant to the Settlement Agreement; and $47.9 million in transition and integration costs related to the Fred Meyer Merger.

        Primarily as a result of the factors discussed above, the Company's operating income decreased from $60.5 million in the 16 weeks ended May 25, 1997 to an operating loss of $118.6 million in the 16 weeks ended May 24, 1998 and the Company's loss before extraordinary charge increased from $14.9 million in the 16 weeks ended May 25, 1997 to $144.8 million in the 16 weeks ended May 24, 1998.

        An extraordinary charge of $196.7 million, net of taxes, was recorded during the 16 weeks ended May 24, 1998. This charge related to the premiums paid, deferred financing costs and fees associated with early extinguishment of debt.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.    Financial Data Schedule

        (b)    Reports on Form 8-K

               The Company filed a report on Form 8-K dated March 10, 1998 to report under Items 2 and 7 the acquisition of the Company's parent, Food 4 Less Holdings, Inc., by Fred Meyer, Inc.

               The Company filed a report on Form 8-K dated May 23, 1998 to report under Item 5 the adoption of the Fred Meyer, Inc. fiscal quarter end dates.

               The Company filed a report on Form 8-K/A dated July 7, 1998 to report under Item 5 a change in the Company's fiscal quarter end dates previously adopted on the Company's Form 8-K dated May 23, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Los Angeles, State of California.



Dated:   July 8, 1998                              RALPHS GROCERY COMPANY


                                                  /s/ TERRENCE J. WALLOCK
                                               ---------------------------------
                                                     Terrence J. Wallock
                                                   Senior Vice President,
                                                General Counsel and Secretary