Form 10-Q
period 1998-08-16
RALPHS GROCERY CO /DE/
filed 1998-09-30
CIK 835676

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                                QUARTERLY REPORT
                          UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                                       Commission File Number
 August 16,1998                                                33-46750


                             RALPHS GROCERY COMPANY
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           95-4356030
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                          Identification Number)


      1100 West Artesia Boulevard
          Compton, California                                   90220
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

     At September 30, 1998, there were 1,513,938 shares of Common Stock outstanding.
================================================================================

                             RALPHS GROCERY COMPANY

                                      INDEX

                                                                                Page
                                                                                ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated balance sheets as of
                  February 1, 1998 and August 16, 1998 .........................   2

               Consolidated statements of operations for the 12 weeks ended
                  August 17, 1997 and August 16, 1998...........................   4

               Consolidated statements of operations for the 28 weeks ended
                  August 17, 1997 and August 16, 1998...........................   5

               Consolidated statements of cash flows for the 28 weeks ended
                  August 17, 1997 and August 16, 1998...........................   6

               Consolidated statements of stockholder's equity (deficit) as of
                  February 1, 1998 and August 16, 1998..........................   8

               Notes to consolidated financial statements.......................   9

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................  12


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.................................  13

               Signatures.......................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          February 1,     August 16,
                      ASSETS                                 1998           1998
                                                          ----------      ----------
                                                                         (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                             $   75,601      $   77,551
    Trade receivables, less allowances of
       $3,023 and $4,132 at February 1, 1998 and
       August 16, 1998, respectively                          37,629          38,034
    Inventories                                              514,387         544,708
    Patronage receivables from suppliers                       4,197           2,719
    Prepaid expenses and other                                20,325          17,967
                                                          ----------      ----------
        Total current assets                                 652,139         680,979

INVESTMENTS IN AND NOTES RECEIVABLE FROM
   SUPPLIER COOPERATIVES:
    Associated Wholesale Grocers                               6,797           6,697
    Certified Grocers of California                              445           3,549

PROPERTY AND EQUIPMENT:
    Land                                                     171,651         169,315
    Buildings                                                190,437         164,280
    Leasehold improvements                                   261,047         234,072
    Fixtures and equipment                                   472,158         390,846
    Construction in progress                                  27,706          27,990
    Leased property under capital leases                     231,413         173,457
    Leasehold interests                                      110,606         133,010
                                                          ----------      ----------
                                                           1,465,018       1,292,970
    Less:  Accumulated depreciation and amortization         396,013          85,151
                                                          ----------      ----------
        Net property and equipment                         1,069,005       1,207,819

OTHER ASSETS:
    Deferred financing costs, net                             49,863             212
    Goodwill, net                                          1,275,718       2,429,183
    Deferred tax assets, net                                      --         462,411
    Other, net                                                22,106          20,870
                                                          ----------      ----------
                                                          $3,076,073      $4,811,720
                                                          ==========      ==========




       The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              February 1,        August 16,
     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)               1998              1998
                                                              -----------       -----------
                                                                                (unaudited)
CURRENT LIABILITIES:
    Accounts payable                                          $   349,585       $   365,730
    Accrued payroll and related liabilities                       105,728           122,569
    Accrued interest                                               29,628             1,170
    Other accrued liabilities                                     224,546           457,972
    Income taxes payable                                            1,361             2,164
    Current portion of self-insurance liabilities                  48,251            48,251
    Current portion of senior debt                                  6,274             3,743
    Current portion of obligations under capital leases            35,691            37,434
                                                              -----------       -----------
        Total current liabilities                                 801,064         1,039,033

SENIOR DEBT, net of current portion                             1,307,510            29,940

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion          120,329           131,313

SENIOR SUBORDINATED DEBT                                          689,168            35,854

PAYABLE TO PARENT                                                      --         2,599,436

DEFERRED INCOME TAXES                                              21,074                --

SELF-INSURANCE LIABILITIES, net of current portion                 90,325           105,080

LEASE VALUATION RESERVE                                            53,690            49,397

OTHER NON-CURRENT LIABILITIES                                     109,757           152,307

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock, $.01 par value, 5,000,000 shares
        authorized; 1,513,938 shares issued at
        February 1, 1998 and August 16, 1998                           15                15
    Additional capital                                            468,895           980,229
    Notes receivable from stockholders of parent                     (584)              (71)
    Retained deficit                                             (585,170)         (310,813)
                                                              -----------       -----------
    Total stockholder's equity (deficit)                         (116,844)          669,360
                                                              -----------       -----------
                                                              $ 3,076,073       $ 4,811,720
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

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 12 Weeks          12 Weeks
                                                                   Ended            Ended
                                                                 August 17,       August 16,
                                                                    1997             1998
                                                                -----------       -----------
SALES                                                           $ 1,256,862       $ 1,474,426

COST OF SALES (including purchases from related
    parties of $15,614 and $13,540 for the 12 weeks
    ended August 17, 1997 and August 16, 1998, respectively)        996,961         1,155,829
                                                                -----------       -----------

GROSS PROFIT                                                        259,901           318,597

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        202,878           245,036

AMORTIZATION OF GOODWILL                                              8,132            14,524

MERGER-RELATED EXPENSES                                                  --            30,676
                                                                -----------       -----------

OPERATING INCOME                                                     48,891            28,361

INTEREST EXPENSE                                                     52,493            30,857
                                                                -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGE                                         (3,602)           (2,496)

PROVISION FOR INCOME TAXES                                               --            10,886
                                                                -----------       -----------

LOSS BEFORE EXTRAORDINARY CHARGE                                     (3,602)          (13,382)

EXTRAORDINARY CHARGE, net of tax effect                                  --               923
                                                                -----------       -----------

NET LOSS                                                        $    (3,602)      $   (14,305)
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

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  28 Weeks         28 Weeks
                                                                    Ended           Ended
                                                                 August 17,       August 16,
                                                                    1997             1998
                                                                -----------       -----------
SALES                                                           $ 2,956,704       $ 3,346,570

COST OF SALES (including purchases from related parties
    of $37,935 and $32,239 for the 28 weeks
    ended August 17, 1997 and August 16, 1998, respectively)      2,347,752         2,654,166
                                                                -----------       -----------

GROSS PROFIT                                                        608,952           692,404

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        480,539           563,619

AMORTIZATION OF GOODWILL                                             18,974            31,033

MERGER-RELATED EXPENSES                                                  --           187,941
                                                                -----------       -----------

OPERATING INCOME (LOSS)                                             109,439           (90,189)

INTEREST EXPENSE                                                    127,919           105,540
                                                                -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY CHARGE                                        (18,480)         (195,729)

PROVISION (BENEFIT) FOR INCOME TAXES                                     --           (37,499)
                                                                -----------       -----------

LOSS BEFORE EXTRAORDINARY CHARGE                                    (18,480)         (158,230)

EXTRAORDINARY CHARGE, net of tax effect                              47,983           197,597
                                                                -----------       -----------

NET LOSS                                                        $   (66,463)      $  (355,827)
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

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               28 Weeks        28 Weeks
                                                                Ended           Ended
                                                              August 17,      August 16,
                                                                 1997             1998
                                                            -----------       -----------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
    Cash received from customers                            $ 2,956,704       $ 3,346,570
    Cash paid to suppliers and employees                     (2,788,606)       (3,122,880)
    Interest paid                                              (125,429)         (133,524)
    Other, net                                                      (39)             (593)
                                                            -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        42,630            89,573

CASH (USED) PROVIDED BY INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                 11,686             5,227
    Payment for purchase of property and equipment              (80,608)          (69,104)
    Other, net                                                   (1,376)           (5,304)
                                                            -----------       -----------

NET CASH USED BY INVESTING ACTIVITIES                           (70,298)          (69,181)

CASH (USED) PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from the issuance of long-term debt                712,813             2,450
    Payments of long-term debt                                 (687,496)       (2,132,641)
    Payments of capital lease obligations                       (15,327)          (18,478)
    Increase (decrease) in revolving loan                        15,600          (131,400)
    Payment of acquisition costs, net of cash acquired           (5,982)         (338,322)
    Proceeds received from parent                                   150         2,599,436
    Proceeds from stockholder's notes                                --               513
                                                            -----------       -----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                 19,758           (18,442)
                                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (7,910)            1,950

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 67,589            75,601
                                                            -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    59,679       $    77,551
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

                             RALPHS GROCERY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  28 Weeks       28 Weeks
                                                                    Ended          Ended
                                                                 August 17,     August 16,
                                                                    1997           1998
                                                                 ---------      ----------
RECONCILIATION OF NET LOSS TO NET CASH
    (USED) PROVIDED BY OPERATING ACTIVITIES:
        Net loss                                                 $ (66,463)      $(355,827)
        Adjustments to reconcile net loss to net cash
           (used) provided by operating activities:
           Depreciation and amortization                            93,016         110,632
           Merger-related expense                                       --         187,941
           Extraordinary charge                                     39,122         197,597
           Amortization of debt discount                               250              50
           Amortization of debt premium                               (263)            (73)
           Change in assets and liabilities, net of effects
             from acquisition of business:
           Accounts and notes receivable                            10,464           4,369
           Inventories                                              16,652          60,127
           Prepaid expenses and other                               (7,137)          4,231
           Accounts payable and accrued liabilities                (40,712)        (82,423)
           Self-insurance liabilities                               (2,270)          1,041
           Deferred income taxes                                        --         (37,699)
           Income taxes payable                                        (29)           (393)
                                                                 ---------       ---------
            Total adjustments                                      109,093         445,400
                                                                 ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  42,630       $  89,573
                                                                 =========       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
    Purchase of property and equipment through the
        issuance of capital leases                               $  20,723       $      --
                                                                 =========       =========

    Retirement of capital leases                                 $   4,893       $     211
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

                             RALPHS GROCERY COMPANY
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                               Common Stock
                                        -------------------------
                                          Number                                                                     Total
                                            of                       Stockholder's   Additional      Retained    Stockholder's
                                          Shares         Amount          Notes         Capital        Deficit    Equity (Deficit)
                                       -----------    -----------    -------------   -----------    -----------  ----------------
BALANCES AT FEBRUARY 1, 1998             1,513,938    $        15    $      (584)    $   468,895    $  (585,170)   $  (116,844)

   Net effect of Fred Meyer Merger              --             --             --         511,334        630,184      1,141,518

   Proceeds from Stockholders' Notes            --             --            513              --             --            513

   Net loss (unaudited)                         --             --             --              --       (355,827)      (355,827)
                                       -----------    -----------    -----------     -----------    -----------    -----------

BALANCES AT AUGUST 16, 1998
  (unaudited)                            1,513,938    $        15    $       (71)    $   980,229    $  (310,813)   $   669,360
                                       ===========    ===========    ===========     ===========    ===========    ===========




        The accompanying notes are an integral part of these consolidated financial statements.

                             RALPHS GROCERY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 16, 1998
                                   (UNAUDITED)


1.      ORGANIZATION AND ACQUISITION

               Ralphs Grocery Company (the "Company") is a wholly-owned subsidiary of Food 4 Less Holdings, Inc. ("Holdings"). On March 10, 1998, Holdings was acquired by Fred Meyer, Inc., a Delaware corporation ("Fred Meyer"), and the Company became an indirect, wholly-owned subsidiary of Fred Meyer (the "Fred Meyer Merger"). On March 9, 1998, Fred Meyer consummated a merger with Quality Food Centers, Inc. ("QFC") which owned 57 Hughes Family Markets stores ("Hughes") on that date. As part of the acquisition of Holdings by Fred Meyer, Hughes' operations were consolidated with the Company's operations. The Company is a retail supermarket company with a total of 458 stores which are located in Southern California (395), Northern California (25) and certain areas of the Midwest (38). The Company is the largest supermarket operator in Southern California. The Company operates the second largest conventional supermarket chain in the region under the "Ralphs" name and the largest warehouse supermarket chain in the region under the "Food 4 Less" name.

               In conjunction with the Fred Meyer Merger, Fred Meyer, QFC and Holdings entered into a settlement agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims that the State of California asserted against Fred Meyer, QFC and Holdings relating to the effects of the proposed Fred Meyer and QFC Mergers on supermarket competition in Southern California (the "State Claims"). Without admitting any liability in connection with the State Claims, Fred Meyer, QFC and Holdings agreed in the Settlement Agreement to divest 19 specific stores in Southern California, including 16 Ralphs stores. Under the Settlement Agreement, Fred Meyer must submit bids by September 10, 1998 to divest 13 stores and the balance of six stores by December 10, 1998. Fred Meyer also agreed not to acquire new stores from third parties in the Southern California areas specified in the Settlement Agreement (covering substantially all of the Los Angeles metropolitan area) for five years following the date of the Settlement Agreement without providing prior notice to the State of California. If Fred Meyer fails to meet the date requirements set forth in the Settlement Agreement, Fred Meyer has agreed not to object to the appointment of a trustee to effect the required sales. Fred Meyer has met the September 10, 1998 deadline by submitting bids on 14 stores and expects to meet the December 10, 1998 deadline.

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

               The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $13,497,000 and $33,637,000 principal amount of each issue are still outstanding, respectively.

               In connection with the Fred Meyer Merger, the stockholders and warrantholders of Holdings received an aggregate of 21,670,503 shares of Fred Meyer Common Stock in exchange for their Holdings shares and warrants, and cash payment of $26.3 million to terminate and satisfy Holdings' obligations under existing stock options.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

               The accompanying consolidated balance sheet and statement of stockholder's equity (deficit) of the Company as of August 16, 1998 and the consolidated statements of operations and cash flows for the interim periods ended August 17, 1997 and August 16, 1998 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated financial position, results of operations and cash flows for these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1998. The results of operations for the interim periods are not necessarily indicative of the results for a full fiscal year.

               On March 10, 1998, Holdings was acquired by Fred Meyer. The transaction was accounted for under the purchase method of accounting. The consolidated financial statements for the 28 weeks ended August 16, 1998 reflect the preliminary allocation of the purchase price. The purchase price allocation is expected to be finalized by the end of the first quarter of fiscal year 1999. In conjunction with the transaction, Fred Meyer refinanced substantially all of the existing indebtedness of the Company. In addition, the accompanying consolidated financial statements include the results of Fred Meyer's indirectly wholly-owned subsidiary, Hughes, from the date of Fred Meyer's acquisition of Holdings.

        Inventories

               Inventories, which consist mainly of grocery products, are stated at the lower of cost or market. Cost has been principally determined using the last-in, first-out ("LIFO") method. If inventories had been valued using the first-in, first-out ("FIFO") method, inventories would have been higher by $28.5 million and $4.0 million at February 1, 1998 and August 16, 1998, respectively, and gross profit and operating income would have been greater by $2.3 million and $4.4 million for the 28 weeks ended August 17, 1997 and the 28 weeks ended August 16, 1998, respectively.

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

        Reclassifications

               Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the August 16, 1998 presentation.

3.      MERGER-RELATED EXPENSES

               Merger-related expenses of $187.9 million were recorded in the 28 weeks ended August 16, 1998. The expenses were incurred as a result of the Fred Meyer Merger and consist primarily of a $26.3 million charge for the settlement of outstanding stock options; $99.8 million in asset impairment charges related to the Hughes dairy facility, the closure of the Hughes main office and distribution facility, Hughes goodwill and three stores required to be divested pursuant to the Settlement Agreement; and $61.8 million in transition and integration costs related to the Fred Meyer Merger.


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

               In conjunction with the refinancing transactions discussed above, the Company has unconditionally guaranteed certain indebtedness of Fred Meyer, including a $1.625 billion five-year term note, a $1.875 billion five-year revolving credit agreement and $1.750 billion in senior unsecured notes. The $2.6 billion payable to parent in the accompanying consolidated balance sheet represents funds advanced from Fred Meyer to extinguish the Company's pre-merger debt. In addition, included in the results of operations for the 28 weeks ended August 16, 1998 is $61.6 million of intercompany interest expense related to the payable to parent.

               The Ralphs Grocery Company 10.45% Senior Notes due 2004 (issued in June 1995) and the Ralphs Grocery Company 11% Senior Subordinated Notes due 2005 (issued in June 1995) were not fully tendered and $13,497,000 and $33,637,000 principal amount of each issue are still outstanding, respectively.


5.      RELATED PARTY TRANSACTIONS

               During the 28 weeks ended August 16, 1998 and the 28 weeks ended August 17, 1997, the Company purchased $32.2 million and $37.9 million, respectively, in inventory from Certified Grocers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS(1)

RECENT EVENTS

        See Note 1 to the Notes to Consolidated Financial Statements for a discussion of recent events.


RESULTS OF OPERATIONS (UNAUDITED)

        Sales for the 28 weeks ended August 16, 1998 increased $389.9 million to $3,346.6 million from $2,956.7 million for the 28 weeks ended August 17, 1997. The increase in sales was primarily attributable to the addition of 55 Hughes Family Market stores and the continued success of new store openings, partially offset by store closings. Since the beginning of fiscal 1997, 17 stores have been opened, 20 stores have been closed and a total of 67 stores have been remodeled.

        Gross profit was $609.0 million and $692.4 million for the 28 weeks ended August 17, 1997 and August 16, 1998, respectively. Gross profit increased as a percentage of sales from 20.6 percent to 20.7 percent in the 28 weeks ended August 17, 1997 and August 16, 1998, respectively. Selling, general and administrative expenses ("SG&A") were $480.5 million and $563.6 million for the 28 weeks ended August 17, 1997 and August 16, 1998, respectively. SG&A increased as a percentage of sales from 16.3 percent to 16.8 percent for the 28 weeks ended August 17, 1997 and August 16, 1998, respectively. The changes in gross profit and SG&A were primarily attributable to the addition of 55 Hughes stores, offset by operating efficiencies and expense controls.

        Merger-related expenses of $187.9 million were recorded in the 28 weeks ended August 16, 1998. The expenses were incurred as a result of the Fred Meyer Merger and consist primarily of a $26.3 million charge for the settlement of outstanding stock options; $99.8 million in asset impairment charges related to the Hughes dairy facility, the closure of the Hughes main office and distribution facility, Hughes goodwill and three stores required to be divested pursuant to the Settlement Agreement; and $61.8 million in transition and integration costs related to the Fred Meyer Merger.

        Primarily as a result of the factors discussed above, the Company's operating income decreased from $109.4 million in the 28 weeks ended August 17, 1997 to an operating loss of $90.2 million in the 28 weeks ended August 16, 1998 and the Company's loss before extraordinary charge increased from $18.5 million in the 28 weeks ended August 17, 1997 to $158.2 million in the 28 weeks ended August 16, 1998.

        An extraordinary charge of $197.6 million, net of taxes, was recorded during the 28 weeks ended August 16, 1998. This charge related to the premiums paid, deferred financing costs and fees associated with early extinguishment of debt.

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



Dated:   September 30, 1998                   RALPHS GROCERY COMPANY

                                              By: /s/ Terrence J. Wallock
                                                 -----------------------------
                                                     Terrence J. Wallock
                                                    Senior Vice President,
                                                General Counsel and Secretary



                                              By: /s/ Christopher S. Hall
                                                 -----------------------------
                                                      Christopher S. Hall
                                                Senior Vice President, Finance